Form 10-Q
period 1996-03-31
HOUSECALL MEDICAL RESOURCES INC
filed 1996-05-20
CIK 1006604

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1996

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                      Commission File Number 0-28134

                           HOUSECALL MEDICAL RESOURCES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

     Delaware                                     58-2114917
- ----------------------------                     ----------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or                              Identification No.)
organization)

      1000 Abernathy Road, Building 400, Suite 1825, Atlanta, Georgia  30328
      ----------------------------------------------------------------------
          (Address of principal executive offices and zip code)

                             (770) 379-9000
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes x    No
                                                              ---     ---

Shares outstanding of each of the issuer's classes of common stock at May 13, 1996: 10,218,900 shares of Common Stock, $0.01 par value share.

                                  INDEX

                    Housecall Medical Resources, Inc.


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

 Condensed consolidated balance sheets - June 30, 1995 and March 31, 1996

 Condensed consolidated statements of income - Three months ended
 March 31, 1995 and 1996; nine months ended March 31, 1995 and 1996

 Condensed consolidated statement of stockholders' equity - Nine months ended March 31, 1996

 Condensed consolidated statements of cash flows - Nine months ended March 31, 1995 and 1996

 Notes to condensed consolidated financial statements - March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                                        HOUSECALL MEDICAL RESOURCES, INC.

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (in thousands, except share amounts)

                                                                                 June 30,             March 31,
                                                                                   1995                 1996
                                                                                 --------            -----------
                                                                                 (Audited)           (Unaudited)
                                                             ASSETS
Current assets:
 Cash and cash equivalents                                                         $ 18,349             $   4,603
 Accounts receivable -- less allowance for doubtful accounts of $2,150 in
  1995 and $6,478 in 1996                                                            19,870                32,847
 Income taxes receivable                                                                978                 1,185
 Deferred income taxes                                                                2,120                   756
 Other current assets                                                                 1,549                 2,746
                                                                                  ---------            ----------
    Total current assets                                                             42,866                42,137
 Property and equipment, net                                                          3,371                 6,313
 Excess of cost of acquired businesses over fair value of net assets acquired        45,494                53,016
 Deferred financing costs                                                             1,746                 1,489
 Other assets                                                                           299                   548
                                                                                  ---------            ----------
                                                                                   $ 93,776             $ 103,503
                                                                                  =========            ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                  $  7,203            $   10,099
 Accrued payroll and other liabilities                                               12,067                11,263
 Current portion of long-term debt and capital lease obligations                      4,743                 5,761
                                                                                  ---------            ----------
    Total current liabilities                                                        24,013                27,123
 Long-term debt                                                                      41,218                44,040
 Capital lease obligations                                                              262                 1,417
 Other long-term liabilities                                                          2,316                 1,897
 Commitments and contingencies
 Series A Preferred Stock (redeemable), $1 par value, 200,000 shares authorized, 167,960 shares issued and outstanding, redemption and
  liquidation values of $18,096 in 1995 and $19,734 in 1996                             168                   168
 Additional paid-in capital on redeemable preferred stock                            17,703                19,361
 Stockholders' equity:
  Preferred stock, $.10 par value 9,800,000 shares authorized, no shares
   issued and outstanding                                                                -                    -
  Common stock, $.01 par value, 30,000,000 shares authorized, 5,878,900
   and 6,078,900 shares issued and outstanding                                           59                    61
  Additional paid-in capital on common stock                                          8,037                 8,835
  Retained earnings                                                                      -                    601
                                                                                  ---------            ----------
    Total stockholders' equity                                                        8,096                 9,497
                                                                                  ---------            ----------
                                                                                    $93,776             $ 103,503
                                                                                  =========            ==========

                       See accompanying notes.

                                                        HOUSECALL MEDICAL RESOURCES, INC.

                                                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                                    (in thousands, except per share amounts)


                                                                                      Nine months ended
                                                                                           March 31,
                                                                                    ------------------------
                                                                                    1995                1996
                                                                                   -------            --------
                                                                                           (Unaudited)

Net revenues                                                                       $56,335            $158,306
Operating expenses:
 Patient care                                                                       29,729              72,560
 General and administrative                                                         21,794              70,586
 Provision for doubtful accounts                                                     2,216               5,059
 Depreciation and amortization                                                         664               2,395
                                                                                   -------            --------
   Total operating expenses                                                         54,403             150,600
                                                                                   -------            --------
Income from operations                                                               1,932               7,706
Interest expense                                                                       338               3,742
                                                                                   -------            --------
Income before income taxes                                                           1,594               3,964
Provision for income taxes                                                             733               1,705
                                                                                   -------            --------
Net income                                                                             861               2,259
Undeclared cumulative dividends and accretion
 on Series A Preferred Stock (redeemable)                                             (996)             (1,658)
                                                                                   -------            --------
Net income (loss) attributable to common stockholders                              $  (135)           $    601
                                                                                   =======            ========
Net income (loss) per common and common equivalent share                           $ (0.02)           $   0.08
                                                                                   =======            ========
Weighted average common and common equivalent shares outstanding                     6,282               7,175
                                                                                   =======            ========

                    See accompanying notes.

                                           HOUSECALL MEDICAL RESOURCES, INC.

                                        CONDENSED CONSOLIDATED INCOME STATEMENTS
                                          (in thousands, except per share data)

                                                                                  Three months ended
                                                                                        March 31,
                                                                              --------------------------
                                                                                1995                1996
                                                                              -------             ------
                                                                                       (Unaudited)

Net revenues                                                                  $19,402             $53,729
Operating expenses:
 Patient care                                                                   9,917              23,975
 General and administrative                                                     7,796              24,159
 Provision for doubtful accounts                                                  597                 965
 Depreciation and amortization                                                    340                 854
                                                                              -------             -------
   Total operating expenses                                                    18,650              49,953
                                                                              -------             -------
Income from operations                                                            752               3,776
Interest expense                                                                  199               1,253
                                                                              -------             -------
Income before income taxes                                                        553               2,523
Provision for income taxes                                                        254               1,085
                                                                              -------             -------
Net income                                                                        299               1,438
Undeclared cumulative dividends and accretion
 on Series A Preferred Stock (redeemable)                                        (332)               (553)
                                                                              -------             -------
Net income (loss) attributable to common stockholders                         $   (33)            $   885
                                                                              =======             =======
Net income (loss) per common and common equivalent share                      $ (0.01)            $  0.12
                                                                              =======             =======
Weighted average common and common equivalent shares outstanding                6,282               7,182
                                                                              =======             =======

                           See accompanying notes.

                                             HOUSECALL MEDICAL RESOURCES, INC.

                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                      (in thousands, except share amounts)


                                                                                   Additional
                                                                 Common Stock        Paid-in       Retained
                                                            -------------------
                                                             Shares       Amount     Capital       Earnings        Total
                                                            ---------    -------     -------       --------        -----
                                                                                   (Unaudited)
Balance at June 30, 1995                                    5,878,900    $ 59        $ 8,037      $   -         $  8,096
 Issuances of stock for cash                                  200,000       2            798          -              800
 Net income                                                         -       -              -       2,259           2,259
 Accrued dividends and
  accretion on Series A
  Preferred Stock (redeemable)                                      -        -             -      (1,658)        (1,658)
                                                            ---------    ----        -------      ------        -------
Balance at March 31, 1996                                   6,078,900    $ 61        $ 8,835      $  601        $ 9,497
                                                            =========    ====        =======      ======        =======

                                        See accompanying notes.

                                                        HOUSECALL MEDICAL RESOURCES, INC.

                                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (in thousands)

                                                                                        Nine months ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                     1995                1996
                                                                                  --------            --------
                                                                                           (Unaudited)

OPERATING ACTIVITIES
Net income                                                                         $   861             $ 2,259
Adjustments to reconcile net income to net cash used in
   operating activities:
 Depreciation and amortization                                                         664               2,395
 Amortization of deferred financing costs                                               17                 225
 Deferred income taxes                                                                 586               1,364
 Changes in operating assets and liabilities, net of acquired businesses:
  Accounts receivable                                                                 (642)             (9,038)
  Other current assets                                                                (480)               (408)
  Accounts payable                                                                      26               2,193
  Accrued payroll and other liabilities                                              1,098              (1,165)
  Income taxes payable/receivable                                                   (1,460)               (207)
                                                                                   -------             -------
Net cash provided by (used in) investing activities                                    670              (2,382)

INVESTING ACTIVITIES

Payments for business acquisitions, net of cash acquired                           (16,654)             (8,966)
Additions to property and equipment                                                    (98)               (682)
Other, net                                                                             (65)               (161)
                                                                                   -------             -------
Net cash used in investing activities                                              (16,817)             (9,809)

FINANCING ACTIVITIES
Net borrowings under line of credit agreement                                          268                   -
Proceeds from issuance of long -term debt                                            7,163               5,202
Refinancing of long-term debt                                                            -              (3,713)
Proceeds from issues of Series A Preferred Stock (redeemable)                        9,088                   -
Proceeds from issuance of common stock                                               4,998                 800
Repayments of long-term debt                                                             -              (3,073)
Principal payments under capital lease obligations                                    (580)               (771)
Deferred financing costs                                                              (252)                  -
                                                                                   -------             -------
Net cash provided by (used in) financing activities                                 20,685              (1,555)
                                                                                   -------             -------
Net increase (decrease) in cash and cash equivalents                                 4,538             (13,746)
Cash and cash equivalents at beginning of period                                         -              18,349
                                                                                   -------             -------
Cash and cash equivalents at end of period                                         $ 4,538             $ 4,603
                                                                                   =======             =======

                   See accompanying notes.

                HOUSECALL MEDICAL RESOURCES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended June 30, 1995.

2.  ACQUISITIONS

     On July 10, 1995, the Company acquired all of the stock of Biomedical Home Care, Inc., an infusion therapy company based in Raleigh, North Carolina, for consideration of approximately $7,552,000 in cash and a $1,000,000 subordinated note bearing interest at 10% and due on June 30, 2001. In addition a bonus of $1,297,000 was paid to certain of Biomedical's employees in connection with the acquisition of Biomedical.

     The above acquisition was accounted for as a purchase transaction and, accordingly, the various assets acquired and liabilities assumed have been recorded at their respective fair value as of the date of acquisition. The excess of the total acquisition costs (consisting of the related purchase price, assumed liabilities and associate acquisition costs) over the fair value of the net assets acquired was approximately $8,400,000. The results of operations of the acquired business have been included in the consolidated income statement since the date of acquisition.

     The pro forma results of operations for the nine months ended March 31, 1995 assuming consummation of the purchase described above, as well as the fiscal year 1995 purchases described in Note 2 to the Company's consolidated financial statements for the year ended June 30, 1995, as of July 1, 1994, are (in thousands, except per share amounts):

                                             Nine months
                                           March 31, 1995
                                           ---------------

     Net revenues                            $ 137,212
     Net income                                    306
     Net loss attributable to                   (1,352)
     Net loss per common                         (0.21)

3.  INITIAL PUBLIC OFFERING

     In April 1996, the Company completed an initial public offering of 4,140,000 shares of its common stock. Net proceeds to the Company were $59.7 million, and were used to redeem the Series A Preferred Stock and repay the Company's outstanding indebtedness under the NationsBank Credit Facility and the $1 million subordinated note issued in connection with the acquisition of Biomedical. The difference between the carrying value of the Series A Preferred Stock and its redemption value, approximately $212,000, will be recorded as additional accretion to the Preferred Stock, resulting in a corresponding reduction in income attributable to common stockholders for the Company's 1996 fourth quarter results.

4.  COMMITMENTS AND CONTINGENCIES

     The Company has professional liability insurance for its professional liability risks on a claims-made basis. Should this claims-made policy not be renewed or replaced with equivalent insurance, claims based on occurrences during the term of the policy, but asserted subsequently, would be uninsured. The Company has policies and procedures in place to track and monitor incidents of significance.

     The Company is a party to a number of legal actions arising in the ordinary course of its business. In management's opinion, after consultation with legal counsel, the disposition of these actions, are not expected to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation; as a result all such figures are approximations. References to such approximations have generally been omitted.

RESULTS OF OPERATIONS

     Housecall's results of operations during the three-month and nine-month periods ended March 31, 1996 reflect the performance of acquisitions of Medical Support Services, Inc. ("MSS"), Home Care Affiliates, Inc. ("Home Care") and Biomedical Home Care, Inc. ("Biomedical") (collectively referred to as the "1995 Acquisitions") for the entire period, but Housecall's results of operations during the three-month and nine- month periods ended March 31, 1995 do not reflect any performance by those companies except for MSS for two months. That factor alone accounts for several significant changes in the Company's period-to-period results discussed below.

     The following table sets forth, for the periods indicated, selected financial information as a percentage of net revenues:

                                    Percentage of Net Revenues
                                    -----------------------------------
                                    Three Months      Nine Months Ended
                                    March 31,         March 31,
                                    ------------------------------------
                                    1995     1996     1995      1996
                                    ------   -----    -----     -----
Net revenues                        100.0%   100.0%   100.0%    100.0%
Operating expenses:
 Patient care costs                 51.1%    44.6%    52.8%     45.8%
 General and administrative         40.2%    45.0%    38.7%     44.6%
 Provision for doubtful accounts     3.1%     1.8%     3.9%      3.2%
 Depreciation and amortization       1.7%     1.6%     1.2%      1.5%
                                    -----    -----    -----     -----
 Total operating expenses           96.1%    93.0%    96.6%     95.1%
                                    -----    -----    -----     -----
Income from operations               3.9%     7.0%     3.4%      4.9%
Interest expense, net                1.0%     2.3%     0.6%      2.4%
                                    -----    -----    -----     -----
Income from operations               2.9%     4.7%     2.8%      2.5%
Provision for income taxes           1.3%     2.0%     1.3%      1.1%
                                    -----    -----    -----     -----
Net income                           1.6%     2.7%     1.5%      1.4%
                                    =====    =====    =====     =====

     NET REVENUES. Net revenues increased 177% in the third quarter of fiscal 1996 to $53.7 million compared to $19.4 million for the third quarter of 1995. For the first nine months of fiscal 1996, net revenues increased 181% to $158.3 million from $56.3 million in the same period in 1995. The increases in net revenues for both the third quarter and the nine-month period are primarily attributable to the 1995 Acquisitions and their effect on the Company's operations.

     PATIENT CARE COSTS. Patient care costs are comprised of salaries and related benefits for patient care personnel and cost of sales for home medical equipment, infusion products, and supplies. Patient care costs increased 142% in the third quarter of fiscal 1996 to $24.0 million compared to $9.9 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, patient care costs increased 144% to $72.6 million from $29.7 million in the same period in 1995. The increase in patient care costs is primarily attributable to the 1995 Acquisitions and their effects on the Company's operations. As a percentage of net revenues, however, patient care costs decreased for the first nine months of fiscal 1996 to 45.8% from 52.7% for the same period in fiscal 1995. The decrease reflects the presence of management services (which do not generate patient care costs) as part of the Company's operations beginning in February, 1995 due to the acquisition of MSS, and a lower patient care cost structure at Home Care compared to the Company's predecessor.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised of salaries and benefits for administrative and support staff, occupancy expenses, and other non-patient care operating costs. General and administrative expenses increased 210% in the third quarter of fiscal 1996 to $24.2 million compared to $7.8 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, general and administrative expenses increased 224% to $70.6 million from $21.8 million in the same period in fiscal 1995. Substantially all of the increase is attributable to the 1995 Acquisitions, which expanded the Company's requirements for administrative personnel to support the substantially higher volume of business resulting from those acquisitions, as well as its need for additional corporate level management and other personnel to support implementation of the Company's expansion
and growth plans.   As a percentage of net revenues, general and
administrative expenses increased for the first nine months of fiscal 1996 to 44.6% from 38.7% for the same period in fiscal 1995, reflecting the presence of management services (which require more administrative personnel to provide such services ) as part of the Company's operations beginning in February 1995 due to the acquisition of MSS, and a higher general and administrative cost structure at Home Care compared to the Company's predecessor. These factors were partially offset by cost reduction initiatives achieved through consolidation of certain of the Company's Tennessee operations following the acquisition of Home Care.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased in the third quarter of fiscal 1996 to $1.0 million compared to $0.6 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, the provision for doubtful accounts increased to $5.1 million from $2.2 million in the same period in fiscal 1995. The increase for both periods is primarily a result of the Company's significantly higher volume of business in the fiscal 1996 periods and the increase in unpaid claims submitted to a canceled contractor under the TennCare program. For the nine months, the provision for doubtful accounts decreased as a percentage of net revenues (3.2% versus 3.9% in the fiscal 1996 and fiscal 1995 nine-month periods, respectively), primarily as a result of an improved payor mix reflected in the generally higher volume of business. The Company commenced arbitration in February 1996 against the canceled contractor to recover on approximately $5 million of unpaid claims.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation is taken on the Company's property and equipment. Amortization expense includes the amortization, over a 40-year period, of the excess of the purchase price over the fair market value of the net identifiable assets acquired by the Company (goodwill) and the amortization of other intangibles. Depreciation and amortization expense increased in the third quarter of fiscal 1996 to $0.9 million compared to $0.3 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, depreciation and amortization expense increased to $2.4 million from $0.6 million in the same period in fiscal 1995. The increases are primarily attributable to the 1995 Acquisitions. Depreciation and amortization expense also increased substantially as a percentage of net revenues for the nine month period (to 1.5% from 1.1%) for the same principal reason.

     INTEREST EXPENSE, NET. Interest expense, net, reflects the net result of interest income earned from short-term investments of cash and the interest paid by the Company on indebtedness. Interest expense increased in the third quarter of fiscal 1996 to $1.3 million compared to $0.2 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, interest expense increased to $3.7 million from $0.3 million in the same period in fiscal 1995. Interest expense in the 1995 periods primarily reflects the amount of interest paid on indebtedness incurred in connection with the acquisition of the Company's predecessor. Interest expense in the fiscal 1996 periods reflects a substantial increase in the Company's outstanding indebtedness during fiscal 1995, primarily as a result of the 1995 Acquisitions and to a lesser extent as a result of an increased level of borrowings to furnish working capital to support the Company's expanded volume of business.

     NET INCOME. The Company's increase in net income for the third quarter of fiscal 1996 to $1,438,000 compared to $299,000 for the third quarter of fiscal 1995, and the increase in net income for the fiscal 1996 nine-month period to $2,259,000 compared to $861,000 for the same period in fiscal 1995, are attributable to the above factors, which include the Company transfer during March 1995 of Medicare cost-based visits to a community hospital based agency that the Company began to manage, and a general increase in the volume of charge-based net revenues during the fiscal 1996 periods, which included higher margin management services fees from the March 1995 transactions with the community hospital, as well as from the Company's larger volume of other management services net revenues during the fiscal 1996 periods.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, the Company had cash and cash equivalents of $18.3 million and working capital of $18.9 million. At March 31, 1996, these amounts were $4.6 million and $14.8 million, respectively. The decline in these amounts from the end of fiscal 1995 reflects the acquisition of Biomedical. Cash used by operating activities was $2.4 million for the nine months ended March 31, 1996. A significant factor increasing the cash used in operations was an increase in receivables, net of the acquisition of Biomedical, of $9.0 million. The increase in receivables is primarily a result of claims processing delays with a canceled TennCare contractor, growth in net revenues, and the timing schedule of Medicare reimbursement under the periodic interim payments system.

     The Company's claims processing experience with the canceled TennCare contractor has resulted in payment delays on claims submitted by the Company during fiscal 1995 and the first nine months of fiscal 1996, and approximately $5 million of the Company's claims have not been paid. The Company commenced arbitration of its claims against the canceled TennCare contractor in February 1996, and increased its provision for doubtful accounts during the nine months ended March 31, 1996 by $2.5 million on account of that claims payment dispute. The Company believes the increased provision for doubtful accounts is sufficient to reflect the outcome of the arbitration of its claims, and it does not expect to record additional provisions related to that dispute.

     During the nine months ended March 31, 1995, the Company's investing activities used $9.8 million in cash, substantially all of which was used for the acquisition of Biomedical (for which the Company paid approximately $7.6 million in cash and a 10% subordinated note in the amount of $1 million).

     Financing activities used $1.6 million of cash during the nine months ended March 31, 1996. In August 1995, the Company sold 200,000 shares of its common stock for $800,000. The Company borrowed $5.2 million under its credit facility with NationsBank in order to provide funds for operations and to refinance $3.7 million of long-term debt assumed in the Biomedical acquisition. In addition, during the nine-month period, the Company paid the first three installments (an aggregate of $ 3 million) due under the NationsBank Credit Facility.

     In April 1996, the Company completed an initial public offering of 4,140,000 shares of its common stock. Net proceeds to the Company were $59.7 million. The net proceeds from this offering were used to repay a portion of the Company's outstanding indebtedness under the NationsBank Credit Facility and the $1 million subordinated note issued in connection with the acquisition of Biomedical, and redeem the Series A Preferred Stock. The difference between the carrying value of the Series A Preferred Stock and its redemption value, approximately $212,000, will be recorded as additional accretion to the Preferred Stock resulting in a corresponding reduction in income attributable to common stockholders for the Company's fiscal 1996 fourth quarter results.

Part II. Other Information

Item 5.  Other Information.

     On April 10, 1996, the Company consummated a public offering of 4,140,000 shares of its common stock, generating $59.7 million of net proceeds. These proceeds have been used as discussed herein under Item 2 of Part I.

Item 6.  Exhibits and Reports on Form 8-K.

     The following exhibits are included herein:

     (11) - Statement re: computation of earnings per share.
     (27) - Financial Data Schedule

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Housecall Medical Resources, Inc.
                                       (Registrant)


Date 5/17/96                  /s/ George D. Shaunnessy
                              George D. Shaunnessy
                              Chief Executive Officer



Date  5/17/96                 /s/ Peter J. Bibb
                              Peter J. Bibb
                              Chief Financial Officer