Form 10-Q
period 1996-09-30
HOUSECALL MEDICAL RESOURCES INC
filed 1996-11-14
CIK 1006604

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1996

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                      Commission File Number 0-28134

                           HOUSECALL MEDICAL RESOURCES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

     Delaware                                     58-2114917
----------------------------                     ----------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or                              Identification No.)
organization)

      1000 Abernathy Road, Building 400, Suite 1825, Atlanta, Georgia  30328
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

Shares outstanding of each of the issuer's classes of common stock at November 13, 1996: 10,218,900 shares of Common Stock, $0.01 par value share.

                                  INDEX

                    HOUSECALL MEDICAL RESOURCES, INC.


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets at June 30, 1996 and September 30, 1996

   Condensed consolidated statements of operations - Three months ended September 30, 1995 and 1996

   Condensed consolidated statement of stockholders' equity - Three months ended September 30, 1996

   Condensed consolidated statements of cash flows - Three months ended September 30, 1995 and 1996

   Notes to condensed consolidated financial statements - September 30,
   1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information.


Item 6. Exhibits and Reports on Form 8-K


Signatures
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                        HOUSECALL MEDICAL RESOURCES, INC.

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,         September 30,
                                                                                          1996               1996
                                                                                        --------         --------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents                                                         $    7,785,000       $     8,952,000
  Accounts Receivable -- less allowance for doubtful accounts of
    $2,920,000 in June 30, 1996 and $3,049,000 in September 30, 1996                    27,293,000            25,174,000
  Income taxes receivable                                                                  940,000               873,000
  Deferred income taxes                                                                  3,223,000             3,223,000
  Other current assets                                                                   1,987,000             2,386,000
                                                                                       -----------           -----------
     Total current assets                                                               41,228,000            40,608,000

Property and equipment, net                                                              5,169,000             5,067,000
Excess of cost of acquired businesses over fair values of net assets
  acquired                                                                              55,575,000            55,219,000
Deferred financing costs                                                                 1,480,000             1,440,000
Other assets                                                                               493,000               830,000
                                                                                       -----------           -----------
                                                                                    $  103,945,000        $  103,164,000
                                                                                       ===========           ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                 $    7,455,000        $    6,328,000
   Accrued payroll and other liabilities                                                10,381,000            11,007,000
   Current portion of long-term debt and capital lease obligations                       4,746,000             4,636,000
                                                                                       -----------           -----------
     Total current liabilities                                                          22,582,000            21,971,000

   Long-term debt                                                                       10,186,000            10,182,000
   Capital lease obligations                                                             1,534,000             1,439,000
   Other long-term liabilities                                                           1,887,000             1,702,000
   Deferred income taxes                                                                 1,005,000             1,011,000
   Commitments and contingencies
   Stockholders' equity:
     Common stock, $.01 par value, 30,000,000 shares authorized,
       and 10,218,900 shares issued and outstanding                                        102,000               102,000
     Additional paid in capital on common stock                                         66,649,000            66,649,000
     Retained earnings                                                                           -               108,000
                                                                                       -----------           -----------
       Total stockholders' equity                                                       66,751,000            66,859,000
                                                                                       -----------           -----------
                                                                                    $  103,945,000        $  103,164,000
                                                                                       ===========           ===========

                                                    See accompanying notes.

                                      HOUSECALL MEDICAL RESOURCES, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Three months ended
                                                                              September 30,
                                                                         ----------------------
                                                                         1995              1996
                                                                         ----              ----

Net revenues                                                         $ 49,648,000     $  48,525,000
Operating expenses:
  Patient care                                                         23,304,000        21,820,000
  General and administrative                                           21,401,000        24,683,000
  Provision for doubtful accounts                                       1,021,000           569,000
  Depreciation and amortization                                           818,000           770,000
                                                                      -----------       -----------
       Total operating expenses                                        46,544,000        47,842,000
                                                                      -----------       -----------
  Income from operations                                                3,104,000           683,000
    Interest expense, net                                               1,295,000           494,000
                                                                      -----------       -----------
  Income before income taxes                                            1,809,000           189,000

  Provision for income taxes                                              775,000            81,000
                                                                      -----------       -----------
  Net income                                                            1,034,000           108,000
  Cumulative dividends and accretion on
    Series A Preferred Stock (redeemable)                                (552,000)                -
                                                                      -----------       -----------
  Net income attributable to common stockholders                     $    482,000      $    108,000
                                                                      ===========       ===========
  Net income per common share                                        $       0.07      $       0.01
                                                                      ===========       ===========

  Weighted average common shares outstanding                            7,124,000        11,186,000
                                                                      ===========       ===========

                                            See accompanying notes.

                                  HOUSECALL MEDICAL RESOURCES, INC.

                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                           Common Stock              Additional
                                       ----------------------          Paid-in          Retained
                                       Shares           Amount         Capital          Earnings           Total
                                       ------          -------         -------          --------          -------

                                                                      (Unaudited)

Balance at June 30, 1996              10,218,900      $ 102,000      $ 66,649,000       $     -          $ 66,751,000

   Net income                                  -              -                 -         108,000             108,000

                                      ----------      ---------      ------------       ----------       ------------
Balance at September 30, 1996         10,218,900      $ 102,000      $ 66,649,000       $  108,000       $ 66,859,000
                                      ==========      =========      ============       ==========       ============


                                 See accompanying notes.

                           HOUSECALL MEDICAL RESOURCES, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Three months ended
                                                                                  September 30,
                                                                               ------------------
                                                                             1995                1996
                                                                             ----                ----
OPERATING ACTIVITIES

Net income                                                              $  1,034,000        $    108,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                               818,000             770,000
 Amortization of deferred financing costs                                     87,000             110,000
 Deferred income taxes                                                      (191,000)              6,000
 Changes in operating assets and liabilities, net of
   acquired businesses:
   Accounts receivable                                                        162,000           2,119,000
   Other current assets                                                      (496,000)           (398,000)
   Accounts payable                                                          (954,000)         (1,127,000)
   Accrued payroll and other liabilities                                      561,000             631,000
   Income taxes receivable                                                    424,000              67,000
                                                                           ----------          ----------
Net cash provided by operating activities                                   1,445,000           2,286,000

INVESTING ACTIVITIES
Payments for business acquisitions, net of cash acquired                   (8,966,000)                  -
Additions to property and equipment                                          (325,000)           (231,000)
Other, net                                                                    215,000            (372,000)
                                                                           ----------          ----------
Net cash used by investing activities                                      (9,076,000)           (603,000)

FINANCING ACTIVITIES
Repayment of long-term debt                                                (1,026,000)            (27,000)
Proceeds from issuance of long-term debt                                    3,500,000                   -
Refinancing of long-term debt                                              (3,713,000)                  -
Proceeds from issuance of common stock                                        800,000                   -
Principal payments under capital lease obligations                           (275,000)           (198,000)
Deferred financing costs                                                            -            (106,000)
Decrease in other long-term liabilities                                      (286,000)           (185,000)
                                                                           ----------          ----------
Net cash used by financing activities                                      (1,000,000)           (516,000)
                                                                           ----------          ----------
Net increase (decrease) in cash and cash equivalents                       (8,631,000)          1,167,000
Cash and cash equivalents at beginning of period                           18,349,000           7,785,000
                                                                           ----------          ----------
Cash and cash equivalents at end of period                              $   9,718,000       $   8,952,000
                                                                          ===========          ==========


                                                  See accompanying notes.

                    HOUSECALL MEDICAL RESOURCES, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended June 30, 1996.

2.   Acquisitions

     The following unaudited pro forma information for the three months ended September 30, 1995 is presented as if the 1996 purchase of the business of R.N. Registry, described in Note 2 to the Company's consolidated financial statements for the year ended June 30, 1996, had been effected as of July 1, 1995. The pro forma information is (in thousands, except per share amounts):

                                                              Three months ended
                                                                  September 30,
                                                                     1995
                                                              ------------------
Net revenues                                                  $       49,847
Net income                                                               993
Net income attributable to common stockholders                           441
Net income per common share                                   $         0.06

3.  Commitments and Contingencies

     At July 1, 1996, the Company maintained general and professional liability insurance with independent insurance carriers primarily on a claims-made basis. Beginning August 1, 1996, the Company purchased professional liability insurance with terms which are on an occurrence basis. Claims based on occurrences during the term of the policy, but asserted subsequently, would be insured. Additionally, the Company's risk management system has procedures for identifying and reporting claims on a timely basis.

                    HOUSECALL MEDICAL RESOURCES, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited) (Continued)


     During the first quarter, three lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock in the April 1996 public offering or in the subsequent aftermarket. The individual plaintiffs in the cases allege that they were induced to purchase the Company's stock on the basis of misrepresentations about the Company and its prospects. Two of the complaints assert claims under Sections 11, 12(2) and 15 of the Securities Act of 1933 (the "Securities
Act"). The third complaint asserts claims under those sections of the Securities Act, as well as claims under the Georgia Securities
Act and common law. The complaints name as the defendants the Company, its directors and certain of its officers, and the lead underwriters associated with the public offering. The Company intends to vigorously defend these lawsuits.

     The Company is a party to a number of legal actions arising in the ordinary course of its business. In management's opinion, after consultation with legal counsel, the disposition of these actions, are not expected to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

4.  Subsequent Events

     On October 30, 1996, the Company entered into a $15,000,000
Credit Line (the "Credit Line") with Toronto Dominion Bank. The outstanding balance on the Credit Line will be payable and due on October 30, 1999. Borrowings outstanding under the Credit Line bear interest, at the Company's option, at either the bank's prime rate plus .75% or Libor plus 2.25%. Commitment fees of .5% are payable quarterly on the unused portion. Borrowings under the Credit Line were used to repay the Company's remaining indebtedness under its previous credit facility with NationsBank, which was then terminated. The extraordinary loss, net of taxes, for the early extinguishment of debt is approximately $700,000 and will be recorded in the second quarter.

     On October 31, 1996, the Company acquired all of the stock of Messick Homecare, Inc. ("Messick"), a provider of home respiratory services and medical equipment based in Murfreesboro, Tennessee, for consideration of approximately $5,500,000 in cash, including transaction costs. The Company also refinanced $2.1 million of bank and other indebtedness of Messick with funds from the Company's Credit Line.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation; as a result all such figures are approximations. References to such approximations have generally been omitted.

RESULTS OF OPERATIONS

     Housecall's results of operations during the three-month period ended September 30, 1996 reflect the performance of the R.N. Registry acquisition (collectively referred to as the "1996
Acquisition") for the entire period, but Housecall's results of operations during the three-month period ended September 30, 1995 do not reflect the performance by that company. This factor does not account for any significant change in the Company's period-to-period results discussed below.

     The following table sets forth, for the periods indicated, selected financial information as a percentage of net revenues:

                                                               Percentage of Net Revenues
                                                                   Three Months Ended
                                                                      September 30,
                                                                   1995             1996
                                                                ----------       ----------
Net revenues                                                      100.0%            100.0%
Operating expenses:
  Patient care costs                                               46.9%             45.0%
  General and administrative                                       43.1%             50.9%
  Provision for doubtful accounts                                   2.1%              1.1%
  Depreciation and amortization                                     1.7%              1.6%
                                                                  -----             -----
  Total operating expenses                                         93.8%             98.6%
                                                                  -----             -----
  Income from operations                                            6.2%              1.4%
  Interest expense, net                                             2.6%              1.0%
                                                                  -----             -----
  Income from operations                                            3.6%               .4%
  Provision for income taxes                                        1.5%               .2%
                                                                  -----             -----
  Net income                                                        2.1%               .2%
                                                                  =====             =====

         NET REVENUES. Net revenues decreased 2% in the first quarter of fiscal 1997 to $48.5 million compared to $49.6 million for the first quarter of fiscal 1996. The decrease in net revenues is attributable to the cancellation of the Company's TennCare contract with Access MedPlus in the third quarter of fiscal 1996, and the related reduction in other referrals to the Company in Tennessee. The resulting reduction in net revenues to the Company in Tennessee was partially offset, however, by higher reimbursement for Medicare visits. Medicare-cost based visits were approximately 5% lower in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. However, Medicare-cost based revenues increased approximately $1.4 million in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The higher reimbursement per visit reflects the effect of increased first quarter expenses, as discussed below under "General and Administrative."

     PATIENT CARE COSTS. Patient care costs are comprised of salaries and related benefits for patient care personnel and cost of sales for home medical equipment, infusion products, and supplies. Patient care costs decreased 6% in the first quarter of fiscal 1997 to $21.8 million compared to $23.3 million for the first quarter of fiscal 1996. The decrease in patient care costs is primarily attributable to the aforementioned 5% decrease in Medicare cost based visits. In addition, during June and July 1996, the Tennessee nursing operations were restructured including reductions in certain of the per visit pay rates paid to some of the Company's patient care staff.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised of salaries and benefits for administrative and support staff, occupancy expenses, and other non-patient care operating costs. General and administrative expenses increased 15% in the first quarter of fiscal 1997 to $24.7 million compared to $21.4 million for the first quarter of fiscal 1996. The increase is attributable to the addition of administrative, marketing and sales staff to support implementation of the Company's expansion and growth plans.

     In addition, during the quarter, the Company restructured certain of its operations. The Company reorganized the accounting, billing and other administrative functions primarily related to the Company's Virginia and Tennessee operations. As a result, costs were incurred to train personnel on new systems, and certain administrative functions were duplicated during the initial phases of the reorganization. Also, in September 1996, the Company implemented a reduction in force to eliminate redundant positions and consolidate various functions which resulted in the accrual of severance costs of $.3 million.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts decreased in the first quarter of fiscal 1997 to $.6 million compared to $1.0 million for the first quarter of fiscal 1996. The decrease is primarily a result of the elimination of the reserve that had been set up in first quarter of fiscal 1996 for unpaid claims submitted to Access MedPlus under the TennCare program.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation is taken on the Company's property and equipment. Amortization expense includes the amortization, over a 40-year period, of the excess of the purchase price over the fair market value of the net identifiable assets acquired by the Company (goodwill) and the amortization of other intangibles. Depreciation and amortization expense remained constant in the first quarter of fiscal 1997 at $.8 million.

     INTEREST EXPENSE, NET. Interest expense, net, reflects the net result of interest income earned from short-term investments of cash and the interest paid by the Company on indebtedness. Interest expense decreased in the first quarter of fiscal 1997 to $.5 million compared to $1.3 million for the first quarter of fiscal 1996. In April 1996, the Company repaid $37.6 million of its borrowings under the NationsBank Credit Facility, which significantly reduced the interest expense that the Company incurred in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

     NET INCOME. The Company had net income of $108,000 for the first quarter of fiscal 1997 compared to net income of $1,034,000 for the first quarter of fiscal 1996. The $926,000 decrease is attributable to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     On October 30, 1996, the Company entered into a $15,000,000 Credit Line (the "Credit Line") with Toronto Dominion Bank. The Credit Line was used to refinance the remaining outstanding indebtedness of the Company's previous credit facility with NationsBank, as well as to provide financing for the Company's recent acquisition of Messick Homecare, Inc. and for working capital. As of October 31, the Company has approximately $4 million of available borrowing capacity under the new Credit Line. The Company is in the process of negotiating additional capacity within this credit facility with Toronto Dominion and a consortium of banks.

     Management believes the new Credit Line, together with cash flow generated from operations, will be adequate to enable the Company to fund its operations and anticipated growth for at least the next year, assuming the Company is able to consummate successfully its negotiations to increase substantially the size of the new facility. However, no assurance can be given that such sources of capital will be adequate to meet the Company's requirements or that alternative sources will be available on terms acceptable to the Company to take advantage of each attractive acquisition or expansion opportunity that might develop in the future. In addition, delays in reimbursements to the Company by third party payors (or the effect of a Medicare adjustment with respect to a prior period's reimbursement) may cause working capital constraints. While the Company has experienced such delays and adjustments, the Company has not had a working capital shortfall as a result of such occurrence.

     At June 30, 1996, the Company had cash and cash equivalents of $7.8 million and working capital of $18.6 million. At September 30, 1996, these amounts were $9.0 million and $18.6 million, respectively. Cash provided by operating activities was $2.3 million for the three months ended September 30, 1996. A significant factor which increased the cash provided by operations was a decrease in receivables by $2.1 million. The decrease in receivables is primarily a result of the timing schedule of Medicare reimbursement under the periodic interim payments system.

     During the three months ended September 30, 1996, the Company's investing activities used $.6 million in cash. The investing activities consisted of both additions to property, plant and equipment as well as other assets.

     Financing activities used $.5 million of cash during the three months ended September 30, 1996. The majority of the financing activities consist of scheduled maturities of debt.


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits


         Exhibit 11 - Statement re:  computation of earnings per share.
         Exhibit 27 - Financial Data Schedule (for SEC use only)

     Reports on Form 8-K

          Form 8-K filed July 15, 1996, Reporting an Item 2 Acquisition Form 8-K/A filed September 13, 1996, Reporting an Item
          2 Acquisition, containing the following financial statements:

          Financial statements of R.N. Registry, Inc. ("R.N. Registry"), including the balance sheet as of December 31, 1995, and the related statements of operations, capital deficiency, and cash flows for the year then ended, including the report of independent auditors.

          Unaudited condensed financial statements of R.N. Registry as of and for the nine months ended March 31, 1996.

          Unaudited proforma financial statements of the Registrant, including the unaudited proforma balance sheet as of March 31, 1996, and the related unaudited proforma statement of operations for the year ended June 30, 1995 and for the nine months ended March 31, 1996 and notes thereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Housecall Medical Resources, Inc.
                                                (Registrant)


Date  November 13, 1996   by:     s/       Harold W. Small
                                           Harold W. Small
                                           Chief Executive Officer



Date  November 13, 1996   by:     /s/      Peter J. Bibb
                                           Peter J. Bibb
                                           Chief Financial Officer