Form 10-Q
period 1996-12-31
HOUSECALL MEDICAL RESOURCES INC
filed 1997-02-14
CIK 1006604

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 1996

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

Shares outstanding of each of the issuer's classes of common stock at February 11, 1997: 10,223,200 shares of Common Stock, $0.01 par value share.

                                  INDEX

                    Housecall Medical Resources, Inc.


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets at June 30, 1996 and December 31, 1996

   Condensed consolidated statements of operations - Three months ended December 31, 1995 and 1996; Six months ended December 31, 1995 and 1996

   Condensed consolidated statements of cash flows - Six months ended December 31, 1995 and 1996

   Notes to condensed consolidated financial statements - December 31,
   1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information.


Item 6. Exhibits and Reports on Form 8-K


Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                       HOUSECALL  MEDICAL RESOURCES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,            December 31,
                                                                                      1996                 1996
                                                                                 ------------           -----------
                                                                                                        (Unaudited)
                                                       ASSETS
Current assets:
   Cash and cash equivalents                                                     $  7,785,000           $ 3,548,000
   Accounts receivable -- less allowance for doubtful accounts of
      $2,920,000 at June 30, 1996 and $ 3,552,000 at December 31, 1996             27,293,000            30,462,000
   Income taxes receivable                                                            940,000             1,001,000
   Deferred income taxes                                                            3,223,000             3,518,000
   Other current assets                                                             1,987,000             2,836,000
                                                                                 ------------          ------------
         Total current assets                                                      41,228,000            41,365,000

   Property and equipment, net                                                      5,169,000             6,419,000
   Excess of cost of acquired businesses over fair values of net assets            55,575,000            60,760,000
   Deferred financing costs                                                         1,480,000               847,000
   Other assets                                                                       493,000               525,000
                                                                                 ------------          ------------
                                                                                 $103,945,000          $109,916,000
                                                                                 ============          ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $  7,455,000          $  5,958,000
   Accrued payroll and other liabilities                                           10,381,000            10,923,000
   Current portion of long-term debt and capital lease obligations                  4,746,000               557,000
                                                                                 ------------          ------------
          Total current liabilities                                                22,582,000            17,438,000

Long-term debt                                                                     10,186,000            21,678,000
Capital lease obligations                                                           1,534,000             1,373,000
Other long-term liabilities                                                         1,887,000             1,606,000
Deferred income taxes                                                               1,005,000             1,007,000
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 30,000,000 shares authorized, and
  10,219,000 shares issued and outstanding                                            102,000               102,000
Additional paid in capital on common stock                                         66,649,000            66,649,000
Retained earnings                                                                           -                63,000
                                                                                 ------------          ------------
         Total stockholders' equity                                                66,751,000            66,814,000
                                                                                 ------------          ------------
                                                                                 $103,945,000          $109,916,000
                                                                                 ============          ============

                    See accompanying notes.

                                HOUSECALL MEDICAL RESOURCES, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (Unaudited)

                                                       Three months ended                         Six months ended
                                                          December 31,                              December 31,
                                                   1995                 1996                1995                   1996
                                              ------------         ------------        -------------           ------------
Net revenues                                  $ 54,929,000         $ 48,027,000        $ 104,577,000           $ 96,552,000
Operating expenses:
   Patient care                                 25,281,000           21,298,000           48,585,000             43,118,000
   General and administrative                   25,026,000           23,682,000           46,427,000             48,365,000
   Provision for doubtful accounts               3,073,000              491,000            4,094,000              1,060,000
   Depreciation and amortization                   723,000              831,000            1,541,000              1,601,000
                                              ------------         ------------        -------------           ------------
      Total operating expenses                  54,103,000           46,302,000          100,647,000             94,144,000
                                              ------------         ------------        -------------           ------------
Income from operations                             826,000            1,725,000            3,930,000              2,408,000
Interest expense, net                            1,194,000              567,000            2,489,000              1,061,000
                                              ------------         ------------        -------------           ------------
Income (loss) before income taxes and
  extraordinary item                              (368,000)           1,158,000            1,441,000              1,347,000
Provision for income taxes                        (155,000)             468,000              620,000                549,000
                                              ------------         ------------        -------------           ------------
Income (loss) before extraordinary item           (213,000)             690,000              821,000                798,000
Extraordinary loss from early
  extinguishment of debt, net of $554,000
  income tax benefit                                     -              735,000                    -                735,000
                                              ------------         ------------        -------------           ------------
Net income (loss)                                 (213,000)             (45,000)             821,000                 63,000
Cumulative dividends and accretion on
  Series A Preferred Stock (redeemable)           (553,000)                  -            (1,105,000)                     -
                                              ------------         ------------        -------------           ------------
Net income (loss) attributable to common
  stockholders                                $   (766,000)        $    (45,000)       $    (284,000)          $     63,000
                                              ============         ============        =============           ============

Income (loss) per common share:
  Income (loss) before extraordinary          $      (0.12)        $       0.06        $       (0.04)          $       0.07
  Extraordinary item                                     -                (0.06)                   -                  (0.06)
                                              ------------         ------------        -------------           ------------
  Net income (loss) attributable to
    stockholders                              $      (0.12)        $       0.00       $       (0.04)          $       0.01
                                              ============         ============        =============           ============
Weighted average common and common
  equivalent shares outstanding                  6,546,000           10,921,000            6,534,000             11,055,000
                                              ============         ============        =============           ============

                                        See accompanying notes.

                                      HOUSECALL MEDICAL RESOURCES, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                                                                        Six months ended
                                                                                           December 31,
                                                                                   1995                 1996
                                                                                -----------         -----------
OPERATING ACTIVITIES

Net income                                                                      $   821,000         $    63,000
Adjustments to reconcile net income to net cash used by operating activities:
 Depreciation and amortization                                                    1,541,000           1,601,000
 Amortization of deferred financing costs                                           204,000             202,000
 Deferred income taxes                                                              124,000                   -
 Extraordinary item                                                                       -             735,000
 Changes in operating assets and liabilities, net of acquired businesses:
  Accounts receivable                                                            (9,818,000)         (2,108,000)
  Other current assets                                                              348,000            (376,000)
  Accounts payable                                                                1,796,000          (1,749,000)
  Accrued payroll and other liabilities                                           1,324,000            (567,000)
  Income taxes receivable                                                            52,000             459,000
                                                                                -----------          ----------
Net cash used by operating activities                                            (3,608,000)         (1,740,000)


INVESTING ACTIVITIES
Payments for business acquisitions, net of cash acquired                         (8,966,000)         (5,448,000)
Additions to property and equipment                                                (486,000)           (786,000)
Other, net                                                                         (303,000)           (344,000)
Net cash used by investing activities                                           -----------          ----------
                                                                                 (9,755,000)         (6,578,000)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                          5,170,000          11,988,000
Refinancing of long-term debt                                                    (3,713,000)         (6,708,000)
Proceeds from issuance of common stock                                              800,000                   -
Repayments of long-term debt                                                     (2,045,000)            (46,000)
Principal payments under capital lease obligations                                 (549,000)           (390,000)
Deferred financing costs                                                                  -            (763,000)
Net cash provided (used) by financing activities                                -----------          -----------
                                                                                   (337,000)          4,081,000
                                                                                -----------          ----------

Net decrease in cash and cash equivalents                                       (13,700,000)         (4,237,000)
Cash and cash equivalents at beginning of period                                 18,349,000           7,785,000
                                                                                -----------         -----------
Cash and cash equivalents at end of period                                      $ 4,649,000         $ 3,548,000
                                                                                ===========         ===========

                       See accompanying notes.

                    HOUSECALL MEDICAL RESOURCES, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.
For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended June 30, 1996.

2.  ACQUISITIONS

     On October 31, 1996, the Company acquired all of the stock of Messick Homecare, Inc. ("Messick"), a provider of home respiratory services and medical equipment based in Murfreesboro, Tennessee, for consideration of approximately $5.5 million in cash, including transaction costs. The Company also refinanced $2.1 million of bank and other indebtedness of Messick with funds from the Company's credit line described in Note 3.

     The following unaudited pro forma information for the six months ended December 31, 1995 and 1996 is presented as if the acquisition of Messick and the 1996 purchase of the business of R.N. Registry, described in Note 2 to the Company's consolidated financial statements for the year ended June 30, 1996, had been effected as of July 1, 1995. The pro forma information is (in thousands, except per share amounts):


                                                                        Six months ended
                                                                          December 31,
                                                                     1995              1996
Net revenues                                                    $  107,634          $ 98,574
Income before extraordinary item                                       583               745
Net income                                                             583                10
Net income (loss) attributable to common stockholders                 (522)               10
Net income (loss) per common share                              $    (0.08)         $   0.00

3.  LONG-TERM DEBT

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

HOUSECALL MEDICAL RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)


Borrowings under the Credit Line were used to repay the Company's remaining indebtedness under its previous credit facility with NationsBank, which was then terminated. The extraordinary loss, net of taxes, for the early extinguishment of debt was $735,000.

4.  SALE OF CERTIFICATE OF NEED AND OPERATIONS

     Effective November 30, 1996, the Company sold a Medicare license and related Medicare visits in Chattanooga, Tennessee for net proceeds of $380,000. This transaction increased net income by $217,000 for the quarter ended December 31, 1996.

5.  COMMITMENTS AND CONTINGENCIES

     At July 1, 1996, the Company maintained general and professional liability insurance with independent insurance carriers primarily on a claims-made basis. Beginning August 1, 1996, the Company purchased professional liability insurance with terms which are on an occurrence basis. Claims based on occurrences during the term of the policy, but asserted subsequently, would be insured. Additionally, the Company's risk management system has procedures for identifying and reporting claims on a timely basis.

     During the first quarter, three lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock in the April 1996 public offering or in the subsequent aftermarket. The lawsuits were consolidated in December 1996 in the United States District Court for the Northern District of Georgia. The individual plaintiffs allege that they were induced to purchase the Company's stock on the basis of misrepresentations about the Company and its prospects and assert claims under Sections 11, 12(2) and 15 of the Securities Act of 1933 (the "Securities Act"), as well as claims under the Georgia Securities Act and common law. The complaint names as the defendants the Company, its directors and certain of its officers, and the lead underwriters associated with the public offering. The Company intends to vigorously defend this lawsuit.

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

RESULTS OF OPERATIONS

     Housecall's results of operations during the three- and six-month periods ended December 31, 1996 reflect the performance of the R.N. Registry acquisition for the entire periods and the performance of the Messick acquisition for the months of November and December, but Housecall's results of operations during the three- and six-month periods ended December 31, 1995 do not reflect the performance by these companies.

     The following table sets forth, for the periods indicated, selected financial information as a percentage of net revenues:

                                                                   Percentage of Net Revenues
                                                         Three months ended        Six months ended
                                                             December 31,             December 31,
                                                           1995       1996        1995         1996
                                                           ----       ----        ----         ----
Net revenues
Operating expenses:                                        100.0%     100.0%      100.0%       100.0%
  Patient care                                              46.0       44.4        46.4         44.6
  General and administrative                                45.6       49.3        44.4         50.1
  Provision for doubtful accounts                            5.6        1.0         3.9          1.1
  Depreciation and amortization                              1.3        1.7         1.5          1.7
                                                           -----      -----       -----        -----
  Total operating expenses                                  98.5       96.4        96.2         97.5
                                                           -----      -----       -----        -----
Income from operations                                       1.5        3.6         3.8          2.5
Interest expense, net                                        2.2        1.2         2.4          1.1
Income (loss) before income taxes and                      -----      -----       -----        -----
  extraordinary item                                        (0.7)       2.4         1.4          1.4
Provision for income taxes                                  (0.3)       1.0         0.6          0.6
                                                           -----      -----       -----        -----
Income (loss) before extraordinary item                     (0.4)       1.4         0.8          0.8
Extraordinary item                                             -        1.5           -          0.7
                                                           -----      -----       -----        -----
Net income (loss)                                           (0.4)%     (0.1)%       0.8%         0.1%
                                                           =====      =====       =====        =====

     NET REVENUES. Net revenues decreased 13% in the second quarter of fiscal 1997 to $48.0 million compared to $54.9 million for the second quarter of fiscal 1996. For the first six months of fiscal 1997, net revenues of $96.6 million were 8% lower than the same period in fiscal 1996. The decrease in fiscal 1997 net revenues is primarily attributable to the cancellation of the Company's TennCare contract with Access MedPlus in the third quarter of fiscal 1996, and the related reduction in other referrals to the Company in Tennessee. Other significant factors impacting revenues in the second quarter and first six months of fiscal 1997 included continued lower levels of infusion therapy revenues and the sale of a license and related Medicare revenues in Chattanooga, Tennessee to a hospital. In addition, Medicare cost-based reimbursement continued to decline, reflecting the Company's continuing efforts to reduce costs. These declines were offset partially by $1.7 million of net revenues resulting from the R.N. Registry and Messick acquisitions, and by recognition of $380,000 of net proceeds in the second quarter from the sale of the license.

     PATIENT CARE COSTS. Patient care costs decreased 16% in the second quarter of fiscal 1997 to $21.3 million compared to $25.3 million for the second quarter of fiscal 1996. Patient care costs decreased 11% in the first six months of fiscal 1997 to $43.1 million from $48.6 million for the same period of fiscal 1996. In each case, the decrease is primarily attributable to the same factors mentioned above with respect to the decrease in net revenues during the period, including the revenue loss from the termination of the Access MedPlus contract and the decrease in Medicare visits and infusion revenues. In addition, certain of the per visit pay rates paid to some of the Company's patient care staff were reduced.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 5% in the second quarter of fiscal 1997 to $23.7 million compared to $25.0 million for the second quarter of fiscal 1996. The decrease for the second quarter primarily reflects the effects of various staff reduction and reorganizations implemented during the first and second quarters of fiscal 1997 as part of the Company's overall cost reduction initiatives.

     The decrease in the second quarter contrasts to an increase in general and administrative expenses for the overall six-month period of fiscal 1997 to $48.4 million from $46.4 million for the comparable period of fiscal 1996. The increase for the six-month period is attributable to the addition of administrative, marketing and sales staff during fiscal 1996 to support implementation of the Company's expansion and growth plans, which affected expenses in the first quarter of fiscal 1997 before the effects of the staff reductions and reorganizations in fiscal 1997 were realized during the second quarter of fiscal 1997. During the first quarter of fiscal 1997, the Company reorganized the accounting, billing and other administrative functions primarily related to the Company's Virginia and Tennessee operations. As a result, costs were incurred to train personnel on new systems, and certain administrative functions were duplicated during the initial phases of the reorganization.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts for the second quarter and the first six months of fiscal 1997 was 1.0% and 1.1% of revenues, respectively. The provision was substantially higher in fiscal 1996 primarily as a result of provisions that had been established in the first six months of fiscal 1996 for unpaid claims submitted to Access MedPlus under the TennCare program pursuant to the contract that was subsequently canceled.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense increased to $.8 million in the second quarter of fiscal 1997 from $.7 million in the second quarter of fiscal 1996 primarily due to the Messick acquisition.

     INTEREST EXPENSE, NET. Interest expense decreased in the second quarter of fiscal 1997 to $.6 million compared to $1.2 million in the second quarter of fiscal 1996. Interest expense decreased in the first six months of fiscal 1997 to $1.1 million compared to $2.5 million for the first six months of fiscal 1996. In April 1996, the Company repaid $37.6 million of its borrowings under the NationsBank Credit Facility, which significantly reduced the interest expense that the Company incurred in the second quarter and in the first six months of fiscal 1997 compared to the same periods of fiscal 1996.

     INCOME BEFORE EXTRAORDINARY ITEM. The Company had income before extraordinary item of $690,000 for the second quarter of fiscal 1997 compared to a loss of $766,000 for the second quarter of fiscal 1996 (after the accrual of preferred stock dividends), and income before extraordinary item of $798,000 for the first six months of fiscal 1997 compared to a loss of $284,000 for the same period of fiscal 1996 (after the accrual of preferred stock dividends). The changes are attributable to the above factors.


LIQUIDITY AND CAPITAL RESOURCES

     On October 30, 1996, the Company entered into a $15 million Credit Line (the Credit Line ) with Toronto Dominion Bank. The Credit Line was used to refinance the remaining outstanding indebtedness of the Company's previous credit facility with NationsBank, as well as to provide financing for the Company's October 31, 1996 acquisition of Messick Homecare, Inc. and for working capital. As of January 31, the Company had approximately $1.8 million of available borrowing capacity under the new Credit Line. The Company is in the process of negotiating additional capacity within this credit facility with Toronto Dominion and a consortium of banks to provide additional financing for operations and for acquisitions.

     Assuming the Company is able to consummate successfully its negotiations to increase substantially the size of the new Credit Line, management believes the new facility, together with cash flow generated from operations, will be adequate to enable the Company to fund its operations and anticipated growth, including acquisitions, for at least the next year. However, no assurance can be given that the new Credit Line will be expanded to a level that will be adequate to meet the Company's requirements or that alternative sources of financing will be available on terms acceptable to the Company to take advantage of each attractive acquisition or expansion opportunity that might develop in the future. In addition, delays in reimbursements to the Company by third party payors (or the effect of a Medicare adjustment with respect to a prior period's reimbursement) may cause working capital constraints. While the Company has experienced such delays and adjustments, the Company has not had a working capital shortfall as a result of such occurrence.

     At June 30, 1996, the Company had cash and cash equivalents of $7.8 million and working capital of $18.6 million. At December 31, 1996, these amounts were $3.5 million and $23.9 million, respectively. Cash used by operating activities was $1.7 million for the six months ended December 31, 1996.

     The Company's investing activities used $6.6 million cash during the six months ended December 31, 1996. The investing activities primarily consisted of the acquisition of Messick for approximately $5.5 million in cash and additions to property, plant and equipment.

     Financing activities provided $4.1 million of cash during the six months ended December 31 1996. The most significant components of financing activities were aggregate borrowings of $12 million under the Credit Line, of which $4 million was used to repay the NationsBank credit facility and $2.7 million was used to refinance other debt.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

          Exhibit 10 - Credit Agreement, dated October 30, 1996 by and between the Company and the Toronto Dominion Bank
          Exhibit 11 - Statement re:  computation of earnings per share.
          Exhibit 27 - Financial Data Schedule (for SEC use only)

     Reports on Form 8-K

          Form 8-K filed November 13, 1996, Reporting an Item 2
          Acquisition, containing the following financial statements:

          (i) Financial statements of Messick Homecare, Inc. ("Messick"), including the balance sheets as of December 31, 1995 and 1996, and the related statements of earnings, retained earnings, and cash flows for each of the two years ended December 31, 1996, including the report of independent auditors.

          (ii) Unaudited condensed financial statements of Messick as of and for the six months ended June 30, 1996.

          (iii) Unaudited proforma financial statements of the Registrant, including the unaudited proforma balance sheet as of June 30, 1996, and the related unaudited proforma statement of operations for the year ended June 30, 1996 and notes thereto.

          Form 8-K/A filed November 18, 1996, adding an exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Housecall Medical Resources, Inc.
                                  (Registrant)


Date February 14, 1997   by:  /s/ Peter J. Bibb
                                  Peter J. Bibb
                                  Chief Financial Officer



Date February 14, 1997   by:  /s/ Peter J. Bibb
                                  Peter J. Bibb
                                  Chief Financial Officer