Form 10-Q
period 1997-03-31
HOUSECALL MEDICAL RESOURCES INC
filed 1997-05-15
CIK 1006604

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1997

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

Shares outstanding of each of the issuer's classes of common stock at May 14, 1997: 10,276,781 shares of Common Stock, $0.01 par value share.

                                  INDEX

                    Housecall Medical Resources, Inc.


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets at June 30, 1996 and March 31,
   1997

   Condensed consolidated statements of operations   Three months ended
   March 31, 1996 and 1997; Nine months ended March 31, 1996 and 1997

   Condensed consolidated statements of cash flows   Nine months ended
   March 31, 1996 and 1997

   Notes to condensed consolidated financial statements   March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K.

   Exhibits

          Exhibit 10 - Employment Agreement, dated March 11, 1997 by and between Daniel J. Kohl and the Company
          Exhibit 11 - Statement re:  computation of earnings per share.
          Exhibit 27 - Financial Data Schedule (for SEC use only).

   Reports on Form 8-K

     None.


Signatures
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     HOUSECALL  MEDICAL RESOURCES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,             March 31,
                                                                                       1996                 1997
                                                                                 -------------         --------------
                                                                                                          (Unaudited)
                                                 ASSETS
Current assets:
   Cash and cash equivalents                                                     $   7,785,000         $   3,612,000
   Accounts receivable -- less allowance for doubtful accounts of
      $2,920,000 in June 30, 1996 and $ 6,106,000 at March 31, 1997                 27,293,000            27,175,000
   Income taxes receivable                                                             940,000             1,382,000
   Deferred income taxes                                                             3,223,000             4,891,000
   Other current assets                                                              1,987,000             2,553,000
                                                                                  ------------          ------------
      Total current assets                                                          41,228,000            39,613,000

   Property and equipment, net                                                       5,169,000             6,537,000
   Excess of cost of acquired businesses over fair values of net assets             55,575,000            60,389,000
      acquired
   Deferred financing costs                                                          1,480,000               816,000
   Other assets                                                                        493,000               490,000
                                                                                  ------------          ------------
                                                                                 $ 103,945,000         $ 107,845,000
                                                                                  ============          ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $   7,455,000            $4,659,000
   Accrued payroll and other liabilities                                            10,381,000            12,545,000
   Current portion of long-term debt and capital lease obligations                   4,746,000               446,000
                                                                                  ------------          ------------
         Total current liabilities                                                  22,582,000            17,650,000

   Long-term debt                                                                   10,186,000            23,292,000
   Capital lease obligations                                                         1,534,000             1,293,000
   Other long-term liabilities                                                       1,887,000             1,476,000
   Deferred income taxes                                                             1,005,000               999,000
   Commitments and contingencies
Stockholders' equity:
      Common stock, $.01 par value, 30,000,000 shares authorized, and
        10,219,000 and 10,277,000 shares issued and outstanding                        102,000               103,000
      Additional paid in capital on common stock                                    66,649,000            66,706,000
      Retained earnings (deficit)                                                         -               (3,674,000)
                                                                                  ------------          ------------
         Total stockholders' equity                                                 66,751,000            63,135,000
                                                                                  ------------          ------------
                                                                                 $ 103,945,000         $ 107,845,000
                                                                                  ============          ============

                     See accompanying notes.

                     HOUSECALL MEDICAL RESOURCES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three months                          Nine months
                                                             ended                                 ended
                                                            March 31,                             March 31,
                                                     1996               1997                1996                1997
                                                ------------       ------------       -------------       -------------
Net revenues                                    $ 53,729,000       $ 46,457,000       $ 158,306,000       $ 143,010,000
Operating expenses:
  Patient care                                    23,975,000         21,184,000          72,560,000          64,303,000
  General and administrative                      24,159,000         26,513,000          70,586,000          74,878,000
  Provision for doubtful accounts                    965,000          2,585,000           5,059,000           3,645,000
  Depreciation and amortization                      854,000            867,000           2,395,000           2,468,000
                                                 -----------        -----------        ------------        ------------
     Total operating expenses                     49,953,000         51,149,000         150,600,000         145,294,000
                                                 -----------        -----------        ------------        ------------
Income (loss) from operations                      3,776,000         (4,692,000)          7,706,000          (2,284,000)
Interest expense, net                              1,253,000            615,000           3,742,000           1,676,000
                                                 -----------        -----------        ------------        ------------
Income (loss) before income taxes and
  extraordinary item                               2,523,000         (5,307,000)          3,964,000          (3,960,000)
Provision for income taxes                         1,085,000         (1,737,000)          1,705,000          (1,188,000)
                                                 -----------        -----------        ------------        ------------
Income (loss) before extraordinary item            1,438,000         (3,570,000)          2,259,000          (2,772,000)
Extraordinary loss from early
  extinguishment of debt, net of
  $387,000 income tax benefit                          -                167,000               -                 902,000
                                                 -----------        -----------        ------------        ------------
Net income (loss)                                  1,438,000         (3,737,000)          2,259,000          (3,674,000)
Cumulative dividends and accretion on
   Series A Preferred Stock (redeemable)            (553,000)               -            (1,658,000)               -
                                                 -----------        -----------        ------------        ------------
Net income (loss) attributable to common
   stockholders                                 $    885,000       $ (3,737,000)      $     601,000       $  (3,674,000)
                                                 ===========        ===========        ============        ============
Income (loss) per common share:
   Income (loss) before extraordinary item      $       0.12       $      (0.32)      $        0.08       $       (0.25)
   Extraordinary item                                    -                (0.02)               -                  (0.08)
                                                 -----------        -----------        ------------        ------------
   Net income (loss) attributable to common
      stockholders                               $      0.12        $     (0.34)       $       0.08        $      (0.33)
                                                 ===========        ===========        ============        ============

Weighted average common and common
   equivalent shares outstanding                   7,182,000         11,011,000           7,175,000          11,040,000
                                                 ===========        ===========         ===========         ===========

                     See accompanying notes

                  HOUSECALL MEDICAL RESOURCES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                                                           Nine months ended
                                                                                               March 31,
                                                                                     1996                    1997
                                                                                 ------------          --------------
OPERATING ACTIVITIES
Net income (loss)                                                                $  2,259,000          $  (3,674,000)
Adjustments to reconcile net income (loss)  to net cash used by operating activities:
   Depreciation and amortization                                                    2,395,000              2,470,000
   Amortization of deferred financing costs                                           225,000                289,000
   Deferred income taxes                                                            1,364,000             (1,373,000)
   Extraordinary item                                                                   -                    902,000
   Changes in operating assets and liabilities, net of acquired businesses:
      Accounts receivable                                                          (9,038,000)             1,176,000
      Other current assets                                                           (408,000)               (93,000)
      Accounts payable                                                              2,193,000             (3,048,000)
      Accrued payroll and other liabilities                                        (1,165,000)             1,057,000
      Income taxes receivable                                                        (207,000)               (96,000)
                                                                                  -----------            ------------
Net cash used by operating activities                                              (2,382,000)            (2,390,000)


INVESTING ACTIVITIES
Payments for business acquisitions, net of cash acquired                           (8,966,000)            (5,448,000)
Additions to property and equipment                                                  (682,000)            (1,216,000)
Other, net                                                                           (161,000)              (618,000)
                                                                                  -----------            ------------
Net cash used by investing activities                                              (9,809,000)            (7,282,000)


FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                            5,202,000             13,588,000
Refinancing of long-term debt                                                      (3,713,000)            (6,708,000)
Proceeds from issuance of common stock                                                800,000                 53,000
Repayments of long-term debt                                                       (3,073,000)               (67,000)
Principal payments under capital lease obligations                                   (771,000)              (563,000)
Deferred financing costs                                                                -                   (804,000)
                                                                                  -----------            ------------
Net cash provided (used) by financing activities                                   (1,555,000)             5,499,000
                                                                                  -----------            ------------
Net decrease in cash and cash equivalents                                         (13,746,000)            (4,173,000)
Cash and cash equivalents at beginning of period                                   18,349,000              7,785,000
                                                                                  -----------            -----------
Cash and cash equivalents at end of period                                       $  4,603,000          $   3,612,000
                                                                                  ===========            ===========

                     See accompanying notes.

                HOUSECALL MEDICAL RESOURCES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June
30, 1997. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended June 30, 1996.

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

     The following unaudited pro forma information for the nine months ended March 31, 1996 and 1997 is presented as if the acquisition of Messick and the 1996 purchase of the business of R.N. Registry, described in
Note 2 to the Company's consolidated financial statements for the year ended June 30, 1996, had been effected as of July 1, 1995. The pro forma information is (in thousands, except per share amounts):

                                                                   Nine Months ended
                                                                      March 31,
                                                                1996            1997
                                                            ----------     -----------
Net revenues                                                $  163,193     $  145,032
Income before extraordinary item                                 1,966         (2,824)
Net income                                                       1,966         (3,726)
Net income (loss) attributable to common stockholders              861         (3,726)
Net income (loss) per common share                                0.13          (0.34)

3.  LONG-TERM DEBT

     On October 30, 1996, the Company entered into a
$15,000,000 Credit Line (the "Credit Line") with

           HOUSECALL MEDICAL RESOURCES, INC.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited) (Continued)

Toronto Dominion Bank. The outstanding balance on the Credit Line will be payable and due on October 30, 1999. Borrowings outstanding under the Credit Line bear interest, at the Company's option, at either the bank's prime rate plus .75% or Libor plus 2.25%.
Commitment fees of .5% are payable quarterly on the unused portion. Borrowings under the Credit Line were used to repay the Company's remaining indebtedness under its previous credit facility with NationsBank, which was then terminated. The extraordinary loss, net of taxes, for the early extinguishment of debt was $902,000.

     The Company obtained a waiver for compliance with certain covenants of the Toronto Dominion Bank
Credit Facility at March 31,1997.

      On May 13, 1997, the Company entered into an agreement with Toronto Dominion Bank to amend and restate the Credit Line that increased its capacity to $18 million from the original $15 million, and also put in place a $22 million term loan facility. The Company drew the entire $22 million amount under the term loan on May 13 in order to pay the purchase price and certain related costs in connection with the Company's acquisition on that date of the management services business of Healthfirst.

4.  SALE OF CERTIFICATE OF NEED AND OPERATIONS

     Effective November 30, 1996, the Company sold a
Medicare license and related Medicare revenue in Chattanooga, Tennessee for net proceeds of $380,000.
This transaction increased net income by $217,000 for the quarter ended December 31, 1996.

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

     The Company is a party to a number of legal actions arising in the ordinary course of its business.
In management's opinion, after consultation with legal counsel, the disposition of these actions are not expected to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation;
as a result all such figures are approximations.
References to such approximations have generally been omitted.

RESULTS OF OPERATIONS

     Housecall's results of operations during the three- and nine-month periods ended March 31, 1997 reflect the performance of the R.N. Registry acquisition for the entire periods and the performance of the Messick acquisition for the months of November
1996 through March 1997, but Housecall's results of operations during the three- and nine-month periods ended March 31, 1996 do not reflect the performance by these companies.

     The following table sets forth, for the periods indicated, selected financial information as a percentage of net revenues:

                                                                   Percentage of Net Revenues
                                                    Three months ended              Nine months ended
                                                         March 31,                        March 31,
                                                   1996            1997             1996            1997
                                                   -------         --------         --------        -------
Net revenues
Operating expenses:                                100.0 %         100.0  %         100.0  %        100.0  %
   Patient care                                     44.6            45.6             45.8            45.0
   General and administrative                       45.0            57.0             44.6            52.4
   Provision for doubtful accounts                   1.8             5.6              3.2             2.5
   Depreciation and amortization                     1.6             1.9              1.5             1.7
                                                   ------          -----            -----           -----
      Total operating expenses                      93.0           110.1             95.1           101.6
                                                   ------          -----            -----           -----
   Income (loss) from operations                     7.0           (10.1)             4.9            (1.6)
   Interest expense, net                             2.3             1.3              2.4             1.2
                                                   ------          -----            -----           -----
   Income (loss) before income taxes and
      extraordinary item                             4.7           (11.4)             2.5            (2.8)
   Provision for income taxes                        2.0            (3.7)             1.1            (0.8)
                                                   ------          -----            -----           -----
   Income (loss) before extraordinary item           2.7            (7.7)             1.4            (2.0)
   Extraordinary item                                 -             (0.4)             -              (0.6)
                                                   ------          -----            -----           -----
   Net income (loss)                                 2.7 %         (8.1) %           1.4  %         (2.6)  %
                                                   ======          =====            =====           ======

     NET REVENUES. Net revenues decreased 14% in the third quarter of fiscal 1997 to $46.5 million compared to $53.7 million for the third quarter of fiscal 1996. For the first nine months of fiscal
1997, net revenues of $143.0 million were 10% lower than the same period in fiscal 1996. The decrease in fiscal 1997 net revenues is primarily attributable to the cancellation of the Company's TennCare contract with Access MedPlus in the third quarter of fiscal
1996. Other significant factors impacting revenues in the third quarter and first nine months of fiscal 1997 included continued lower levels of infusion therapy revenues and the sale of a license and related Medicare revenues in Chattanooga, Tennessee to a hospital. In addition, Medicare cost-based reimbursement continued to decline, reflecting the Company's continuing efforts to reduce costs. These declines were offset partially for the nine months by $4.4 million of net revenues resulting from the R.N. Registry and Messick acquisitions, and by recognition of $380,000 of net proceeds in the second quarter from the sale of the license.

     PATIENT CARE COSTS.  Patient care costs decreased
12% in the third quarter of fiscal 1997 to $21.2 million compared to $24.0 million for the third quarter of fiscal 1996. Patient care costs decreased 11% in the first nine months of fiscal 1997 to $64.3 million from $72.6 million for the same period of fiscal 1996.
In each case, the decrease is primarily attributable to the same factors mentioned above with respect to the decrease in net revenues during the period, including the revenue loss from the termination of the Access
MedPlus contract and the decrease in Medicare visits and infusion revenues. In addition, certain of the per visit pay rates paid to some of the Company's patient care staff were reduced in the first and second quarters of fiscal 1997.


     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 10% in the third quarter of fiscal 1997 to $26.5 million compared to $24.2 million for the third quarter of fiscal 1996. The increase for the third quarter primarily relates to recognition of severance cost, increased workers compensation expense and increases in legal and accounting expenses. During the third quarter, the Company's Third Party Administrator reported that significant increases were required for several workers compensation claims and as a result our reserve had to adjusted accordingly.

     General and administrative expenses increased for the nine-month period of fiscal 1997 to $74.9 million from $70.6 million for the comparable period of fiscal
1996. In addition to the above third quarter increases the increase for the nine-month period is partially attributable to the addition of administrative, marketing and sales staff during fiscal 1997 to support implementation of the Company's expansion and growth plans. Also during the first quarter of fiscal 1997, the Company reorganized the accounting, billing and other administrative functions primarily related to the Company's Virginia and Tennessee operations. As a result, costs were incurred to train personnel on new systems, and certain administrative functions were duplicated during the initial phases of the reorganization.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts for the third quarter and the first nine months of fiscal 1997 was 5.6% and 2.5% of revenues, respectively. The provision was substantially higher in the third quarter of fiscal 1997 primarily as a result of additional provisions that have been established for Medicare bad debts; hospice room and board; and respiratory therapy and home medical equipment receivables of a south Florida Location. The
Medicare provision is a result of retroactive denials of billed services due to tighter interpretation of Medicare regulations and increased levels of regulatory scrutiny to which the health care industry in general has been subjected during the past year.

     DEPRECIATION AND AMORTIZATION EXPENSES.
Depreciation and amortization expense remained constant at $.9 million in the third quarter of fiscal 1997 and 1996..

     INTEREST EXPENSE, NET. Interest expense decreased in the third quarter of fiscal 1997 to $.6 million compared to $1.3 million in the third quarter of fiscal
1996. Interest expense decreased in the first nine months of fiscal 1997 to $1.7 million compared to $3.7 million for the first nine months of fiscal 1996. In
April 1996, the Company repaid $37.6 million of its borrowings under the NationsBank Credit Facility, which significantly reduced the interest expense the Company incurred in the third quarter and first nine months of fiscal 1997 compared to the same periods of fiscal
1996.


     INCOME BEFORE EXTRAORDINARY ITEM. The Company had a loss of $3,570,000 for the third quarter of fiscal
1997 compared to income of $885,000 for the third quarter of fiscal 1996 (after the accrual of preferred stock dividends), and a loss before extraordinary item of $2,772,000 for the first nine months of fiscal 1997 compared to income of $601,000 for the same period of fiscal 1996 (after the accrual of preferred stock dividends). The changes are attributable to the above factors.


LIQUIDITY AND CAPITAL RESOURCES

     On October 30, 1996, the Company entered into a
$15 million Credit Line (the "Credit Line") with
Toronto Dominion Bank. The Credit Line was used to refinance the remaining outstanding indebtedness of the Company's previous credit facility with NationsBank, as well as to provide financing for the Company's October
31, 1996 acquisition of Messick Homecare, Inc. and for working capital. As of April 30, 1997, the Company had approximately $200,000 of available borrowing capacity under the Credit Line.

      On May 13, 1997, the Company entered into an agreement with Toronto-Dominion to amend and restate the Credit Line that increased its capacity to $18 million from the original $15 million, and also put in place a $22 million term loan facility. The Company drew the entire $22 million amount under the term loan on May 13 in order to pay the purchase price and certain related costs in connection with the Company's acquisition on that date of the management services business of Healthfirst. Accordingly, as of May 14, 1997, the Comany had approximately $3.2 million of available borrowing capacity under the Credit Line as so amended.

     The Company will continue to seek other possible sources of financing that can be used to fund its operations and future growth. The Company does not expect, however, that it will obtain any substantial additional amount of borrowing capacity either from Toronto-Dominion, other banks, or other financial institutions that would be available for additional acquisitions in the near future. The Company does not propose to pursue acquisitions aggressively during the near term, although if a particularly attractive strategic acquisition prospect were to be presented, the Company would consider the desirability and feasibility of obtaining the requisite financing on a case-by-case basis. No assurance can be given that any such source of financing would be available on terms acceptable to the Company to take advantage of any attractive acquisition or other expansion opportunity that might develop during the near term.

     With the additional capacity under the Credit Line established by the May 13 amendment, and the Company's decision not to pursue acquisitions aggressively during the near term, the Company believes that, together with cash flow generated from operations, it will have adequate funds for its existing and contemplated operations. However, delays in reimbursements to the Company by third party payors (or the effect of a Medicare adjustment with respect to a prior period's reimbursement) may cause working capital constraints.
While the Company has experienced such delays and adjustments, the Company has not had a working capital shortfall as a result of such occurrence.

     At June 30, 1996, the Company had cash and cash equivalents of $7.8 million and working capital of $18.6 million. At March 31, 1997, these amounts were
$3.6 million and $22.0 million, respectively. Cash used by operating activities was $2.4 million for the nine months ended March 31, 1997.

     The Company's investing activities used $7.3 million cash during the nine months ended March 31, 1997. The investing activities primarily consisted of the acquisition of Messick for approximately $5.5 million in cash and additions to property, plant and equipment.

     Financing activities provided $5.5 million of cash during the nine months ended March 31, 1997. The most significant components of financing activities were aggregate borrowings of $13.6 million under the Credit
Line, of which $4 million was used to repay the NationsBank credit facility and $2.7 million was used to refinance other debt.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

   On May 13, 1997, the Company completed the acquisition of the management services business of Healthfirst, Inc., which is based in Knoxville, Tennessee ("Healthfirst"). The Company paid cash in the amount of $21.8 million and agreed to issue 63,000 shares of its common stock for the acquisition, and it assumed approximately $1.2 million of indebtedness related to the operations of the acquired business.
The acquisition was structured as a series of simultaneous purchases of the stock and limited partnership interests of the Healthfirst affiliates that comprised the management services business operations. On May 13, 1997, the Company also entered into an expansion and restatement of its credit facility with Toronto-Dominion Bank, increasing the revolving credit line from $15 million to $18 million, and putting in place a $22 million term loan facility.
The Company drew the entire $22 million under the term loan to complete the acquisition with Healthfirst and related matters.

   Healthfirst provides full service home healthcare, billing, data processing, information systems, and related consulting services, and has annual net revenues of approximately $20 million. Healthfirst currently has 31 management contracts in place, with clients in 19 states. The acquisition marks Housecall's entry into the Midwest and West Coast. Combined with Healthfirst, Housecall now has 63 management contracts in place in 22 states. The Company will report in detail on the acquisition in a subsequent current report on Form 8-K to be filed with the Commission.

   On May 1, 1997, the shareholders of Housecall, at a special meeting called by the Board of Directors, approved an amendment and restatement of Housecall's
1996 Stock Option and Performance Stock Plan to increase the number of shares of common stock available for issuance pursuant to that Plan to 1,300,000 shares from 500,000 shares.

   On May 10, 1997, Housecall's Board of Directors elected Daniel J. Kohl as President and Chief Executive

Officer of Housecall, effective March 11, 1997, on which date George D. Shaunnessy resigned from those positions and as a director of Housecall. On April 9, 1997, the Board of Directors elected Mr. Kohl to fill the vacancy created by Mr. Shaunnessy's resignation.

     On February 8, 1997, the Board of Directors elected Fred C. Follmer as Vice President and Chief
Financial Officer of Housecall.

Item 6.  Exhibits and Reports on Form 8-K.
     (a) Exhibits
          Exhibit 10 - Employment Agreement, dated
            March 11, 1997, by and between Daniel J. Kohl and the
            Company
          Exhibit 11 - Statement re: computation of earnings per share.
          Exhibit 27 - Financial Data Schedule (for SEC use only)

     Reports on Form 8-K
               None

Signatures

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Housecall Medical Resources, Inc.
                                  (Registrant)


Date: May 14, 1997       by:  /s/ Fred C. Follmer
                              Fred C. Follmer
                              Chief Financial Officer



Date:  May 14, 1997      by:  /s/ Fred C. Follmer
                              Fred C. Follmer
                              Chief Financial Officer