Form 10-K405
period 1997-06-30
HOUSECALL MEDICAL RESOURCES INC
filed 1997-10-09
CIK 1006604

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                       COMMISSION FILE NUMBER 0-28134

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                    HOUSECALL MEDICAL RESOURCES, INC.
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  DELAWARE                             58-2114917
  -------------------------------                 ------------------
  (State or other jurisdiction of                   I.R.S. Employer
   incorporation or organization)                 Identification No.

  1000 ABERNATHY ROAD, BUILDING 400, SUITE 1825, ATLANTA, GEORGIA     30328
  ----------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (770) 379-9000

Name of exchange on which registered: None

Securities pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes   /x/  No  / /.

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K   /x/.

     Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the registrant as of September 9, 1997: $21,525,066.75 based on 10,399,934 shares outstanding at $4
1/8 per share, the last sale price on The Nasdaq Stock Market on September 9, 1997.)

     At September 9, 1997, there were issued and outstanding
10,399,934 shares of Common Stock, par value $.01 per share.

                DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated into Part III.
                             PART I

ITEM 1.  BUSINESS

     Housecall Medical Resources, Inc. (the "Company" or "Housecall") is a Delaware corporation formed on June 6, 1994 to acquire Housecall, Inc. (referred to herein as the "predecessor" of the Company) and to develop a home health care services company that provides a comprehensive range of quality, cost-effective services and products with a substantial market share in the Southeastern United States and select other geographic regions. As of September 1, 1997, the Company had 110 owned and 85 managed branch offices in 20 states. Housecall provides a comprehensive range of home health care services, including nursing and related care, infusion therapy, hospice care, respiratory therapy, and home medical equipment. The Company also provides management services -- consisting of clinical and marketing support, computerized billing and records retention services, staffing, and other general administrative support -- to 64 clients who own home health agencies.

     By offering a comprehensive range of quality, cost-effective services and products, the Company seeks to provide an efficient and convenient "one-stop-shop" for patients, their physicians, managed care organizations, and other third party payors to efficiently source their home health care service requirements from a single provider. Housecall's approach to "one-stop-shop" home health care services includes the capacity to provide care in residential environments other than patients' homes, such as nursing homes and retirement communities, and includes hospice care services as well. Through strategic acquisitions and alliances and by internal expansion, Housecall is seeking to develop a substantial market presence as the leading provider of comprehensive home health care services in the Southeast.

SIGNIFICANT ACQUISITIONS

     The Company acquired its predecessor (Housecall, Inc.) on July 1, 1994. Since the acquisition of its predecessor, the Company has completed five significant acquisitions: the purchase of all the stock of (i) Medical Support Services, Inc.
("MSS") on February 3, 1995; (ii) Home Care Affiliates, Inc. ("Home Care") on May 31, 1995; (iii) Biomedical Home Care, Inc. ("Biomedical") on July 10, 1995; (iv) Messick Home Care, Inc. ("Messick") on October 31, 1996; and the purchase of stock and certain assets to acquire (v) the Healthfirst entities (a group of home health management companies under common management and control hereafter referred to as "Healthfirst") on May 13, 1997. The latter acquisition included the following affiliates of Healthfirst: HFI Management, Inc., HFI Home Care Management,
L.P.,  Computer Masters of Kentucky, Inc. and Health Care
Resources, Inc.

     MSS, based in Centreville, Alabama, had been engaged for four years exclusively in providing management and administrative services to home care agencies. Home Care, based in Louisville, Kentucky, commenced operations in 1986, and provided substantially the same range of services and products as the Company's predecessor. Home Care had operations in Florida, Indiana, and Kentucky, in addition to Tennessee. Biomedical, based in Raleigh, North Carolina, was formed in 1983 and was engaged primarily in the provision of infusion therapy services in markets across the United States. The Biomedical acquisition added substantially to the Company's infusion therapy services business and contributed a large professional staff of infusion therapists and pharmacists. Messick, based in Murfreesboro, Tennessee, has been engaged in the home medical equipment business for over 13 years. Healthfirst, based in Knoxville, Tennessee, has been in operations since 1992, providing home care management and consulting services in markets across the United States.

     Unless otherwise indicated, references herein to "the
Company" or "Housecall" with respect to the nature or source of operations (or to the length of time operations have been conducted) include the historical operations of MSS, Home Care, Biomedical, Messick, and Healthfirst but such references with respect to historical financial data do not include the historical financial data of any such entity prior to the time of its acquisition by the Company.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     Many of the matters discussed in this Annual Report on Form 10-K are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Any forward looking statements included herein have been included based upon facts available to management as of the date of the statement. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement. The following is a nonexclusive list of factors that could cause results to differ materially:

     HEALTH CARE REFORM. The health care industry has experienced extensive and dynamic change. In addition to economic forces and regulatory influences, continuing political debate is subjecting the health care industry to significant reform. Health care reform proposals have been formulated by the current administration, members of Congress, and, periodically, state legislators. Government officials can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs of doing business, and the methods and amounts of payment for medical care by both governmental and other payors. Such reforms could have a material adverse effect on the Company's business, results of operations, and financial condition.

     UNPREDICTABILITY OF CHANGES IN GOVERNMENT REIMBURSEMENT
PROGRAMS. In fiscal 1997 approximately 61% of the Company's net revenues was derived from Medicare cost-based reimbursement; approximately 8% was derived from Medicare charge-based reimbursement; and approximately 2% was derived from Medicaid. Currently, Medicare (cost-based) reimburses the Company for covered home health care services at the lowest of the Company's reimbursable costs (based on Medicare regulations), cost limits established by the Health Care Financing Administration ("HCFA"),
or the Company's charges. Medicare (charge-based) reimburses the Company on a "prospective payment" system. The level of net revenues and profitability of the Company, like those of other home health care companies, will be subject to the effect of possible reductions in coverage or payment rates by such payors or the application by payors of existing regulations in a manner designed to maximize cost savings. Such changes could have a material adverse effect on the Company's business, results of operations, or financial condition. The passage of the 1997 tax bill could have a material effect on reimbursement in the home healthcare industry by significantly altering the home health reimbursement system. Beginning with services furnished on or after January 1, 1998, coverage of home health services under Medicare Part A will be reduced to a maximum of 100 visits during a spell of illness after a three-day hospitalization or after receiving any covered services in a skilled nursing facility. Coverage for all other services will be provided under Part B. Funding responsibility will be gradually shifted from Part A to Part B over a period of
seven years.   As a result of these changes, the patient will be
required to pay some of the cost of home care.  Previously,
all home health  benefits fell under Part A and the number of
visits was unlimited.   Part B requires an annual deductible and
copayments. Periodic Interim Payments ("PIP") will be eliminated for cost reporting periods on or after October 1, 1999. This tax law will also require all home healthcare companies to post a bond in the amount of $50,000 in a form to be specified. At this point, is it unclear whether this new requirement will be applied on a per agency provider number, per organization, or per division basis, or whether some other application criterion will be used. Reductions will be made for oxygen and oxygen equipment. Updates to the durable medical equipment ("DME") fee schedule will be eliminated for the years 1998 through 2002. HCFA must also propose a plan for the prospective payment system for cost reporting periods beginning on or after October 1, 1999. The ultimate timing or effect of legislative efforts and market-driven reforms with respect to Medicare, Medicaid, and other government reimbursement programs cannot be predicted.

     INCREASED PRICING PRESSURE. The health care industry is currently experiencing market-driven reforms from forces within the industry that are exerting pressure on health care companies to reduce health care costs. Specifically, Medicare, Medicaid, and other payors such as health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), traditional indemnity insurers, and third party administrators ("TPAs") are increasing pressure on health care providers to control health care costs and are limiting increases in, and in some cases decreasing, reimbursement rates for medical services. In addition, such payors are carefully examining each reimbursement claim to find ways to maximize cost savings, thereby reducing the payor's costs. Such pricing pressures and practices could have a material adverse effect on the Company's business, results of operations, and financial condition.

     An industry study has found Tennessee to have some of the highest Medicare home health care costs in the nation, primarily due to a higher than average number of visits per patient. As a result of the study's findings and the related publicity, the Company expects continuing increased scrutiny by both governmental and private third party payors of reimbursement claims for services provided in the State of Tennessee, and in other parts of the southeastern United States, where the study also found home health care costs to be higher than the U.S. average. A heightened level of examination of costs associated with the provision of home health care services in Tennessee may result in more audits of the Company's revenues and expenses, different interpretations of existing laws and regulations, or new laws and regulations, which could cause reimbursement delays, adjustments in the Company's claims for reimbursement, or the disallowance of certain claims. Any such developments could have a material adverse effect on the Company's business, results of operations, or financial condition.

     RISKS ASSOCIATED WITH ACQUISITIONS AND GEOGRAPHIC
EXPANSIONS. An important element of the Company's growth strategy has been the acquisition of other home health care companies.
The Company has acquired five such companies since July 1, 1994, and may pursue additional acquisitions in the future. The Company has slowed its acquisitions activities. When and if the Company resumes an emphasis on acquisitions, the Company will face significant competition from other companies. There can be no assurance that the Company will be able to realize expected operating and economic efficiencies from the prior acquisitions or from any future acquisitions. To do so, the operations, personnel, and management information systems of acquired businesses must be successfully integrated into the Company without material disruptions or unexpected expenses. The failure to effectively integrate acquisitions can adversely impact operations or profitability.

     EFFECT OF ACQUISITIONS ON QUALIFICATION FOR NASDAQ NATIONAL MARKET LISTING. The Company has been notified that the administrative staff of The Nasdaq Stock Market, Inc. has recommended that the Company's common stock be disqualified for continued listing on the Nasdaq National Market because the Company no longer satisfies the net tangible assets criterion of Nasdaq's Marketplace Rule 4450(a)(3). Marketplace Rule 4450(a)(3) requires the Company to have at least $1,000,000 of net tangible assets, calculated by deducting all goodwill as well as liabilities from the Company's total assets. Under that special calculation, the Company, which has total assets as of June 30, 1997 of $130,766,000 and liabilities of only $68,919,000, has negative net tangible assets of $(18,345,000) because it has $80,192,000 of goodwill as a result of the required financial accounting for several prior acquisitions by the Company.

     The Company otherwise satisfies all of the several criteria of Marketplace Rule 4450, and has requested a review of the administrative staff's determination by a committee of the NASD's Board of Governors. A hearing before the review committee has been set for November 13, 1997, and no action can be taken to de-list the Common Stock pending the conclusion of that hearing. Management believes that it should be able to establish (during the review of the administrative staff's determination) that Housecall is a substantial business enterprise that "substantially meets" the Marketplace Rule's criteria -- which is the standard expressed in that rule -- and warrants continued listing on the Nasdaq National Market. The Company believes that its acquisitions have provided substantial value to its operations and business enterprise, which should be considered favorably for listing purposes. There is no assurance, however, that the Company will be successful, and the Common Stock might be de-listed from the Nasdaq National Market if the review committee accepts the administrative staff's determination. In such event, the Company would apply to list the Common Stock on the Nasdaq SmallCap Market or a stock exchange (for which it should qualify) in order to ensure the existence of a public trading market for the Common Stock, until such time that the Company is able to increase its net tangible assets and again qualify for listing on the Nasdaq National Market. It is possible, however, that investors might react negatively to such a development, which could adversely affect trading in the Common Stock.

     HIGH LEVEL OF CURRENT GEOGRAPHIC CONCENTRATION. Approximately 82% of the Company's net revenues in fiscal year 1997 were derived from its operations in Tennessee and Florida. Unless and until the Company's operations become more diversified geographically (as a result of acquisitions or internal expansion), adverse economic, regulatory, or other developments in Tennessee or Florida could have an adverse effect on the Company.

     DEPENDENCE ON REFERRAL SOURCES. The growth and profitability of the Company depend on its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians, and other health care professionals. Managed care organizations, which are exerting an increasing amount of influence over the health care industry, have become, and will continue to be, increasingly important to the Company as referral sources. There can be no assurance that the Company will be able to successfully maintain existing referral sources and cultivate new referral sources, or that certain of its referral sources, particularly managed care organizations and hospitals, will not become providers of home health services. The loss of any significant existing referral sources or the failure to cultivate important new referral sources (such as managed care organizations) could have a material adverse effect on the Company's business, results of operations, or financial condition.

     OTHER GOVERNMENTAL REGULATIONS. The Company is subject to extensive federal, state, and local regulation, in addition to the reimbursement programs discussed above. New laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations or applications of existing laws or regulations can have a dramatic effect on operating methods, costs, and reimbursement amounts provided by government and other third-party payors. For instance, the Government has increased scrutiny of the home health care industry by expanding Operation Restore Trust ("ORT") to twelve states, as well as implementing "Wedge" audits. Any adverse findings under these types of audits can result in adjustments in future payments. See Regulation -- Fraud and Abuse Laws."

     In addition to Medicare reimbursement, federal laws governing the Company's activities include regulations covering the repackaging and dispensing of drugs, payment of remuneration in exchange for patient referrals, and the provision of certain services where a financial relationship exists between the physician and the person providing the service. The Company is subject to state laws governing Medicaid, professional training, certificates of need, licensure, the dispensing and storage of pharmaceuticals, payment of remuneration in exchange for patient referrals, and the provision of certain services where a financial relationship exists between the physician and the person providing the service. The branch offices operated by the Company must comply with all applicable laws, regulations, and licensing standards. In addition, many of the Company's employees must maintain certain licenses in order to provide some of the services offered by the Company. There can be no assurance that federal, state, or local governments will not change existing standards, or impose additional standards, or that the Company will meet, or continue to meet, existing or future standards relating to some aspect of the Company's operations. Any such development might adversely affect the Company's business.

     The Company is subject to federal and state laws prohibiting direct or indirect payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs, as well as in relation to private payors, which prohibit referrals to an entity in which the referring provider has a financial interest. The anti-kickback provisions of the federal Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Anti-Kickback Statute") prohibit the offer, payment, solicitation, or receipt of any remuneration in return for the referral of items or services paid for in whole or in part under the Medicare or Medicaid programs (or certain other state health care programs). To date, courts and government agencies have interpreted the Anti-Kickback Statute to apply to a broad range of financial relationships between providers and referral sources, such as physicians and other practitioners.
The criminal penalty for conviction under the Anti-Kickback Statute is a fine of up to $25,000 and up to five years of imprisonment. In addition, conviction mandates exclusion from participation in the Medicare and Medicaid programs.

     The federal government has also enacted legislation (commonly known as "Stark II"), which prohibits physicians from making referrals to entities in which they (or immediate family members) have an investment interest or other compensation arrangement where such referral is for the provision of specific "designated health services" covered by Medicare or Medicaid.
The current listing of "designated health services" includes home health services, equipment and supplies, parenteral and enteral nutrients, ultrasound services, and home medical equipment, all of which are provided by the Company. If such a financial relationship exists and referrals are made for the provision of such designated health services, the physician will be prohibited from making a referral to the health care provider, and the provider will be prohibited from billing for the designated health service for which a Medicare or Medicaid payment would otherwise be made with some exceptions. It is the Company's policy to monitor closely its compliance with Stark II and to take appropriate actions to ensure such compliance, but there can be no assurance that all relationships between the Company and physicians will be found to be in compliance with Stark II. A violation of Stark II could result in civil penalties and exclusion from participation in Medicare and Medicaid programs.

     Many states have also adopted statutes and regulations that vary from state to state prohibiting provider referrals to an entity in which the provider has a financial interest (direct or indirect), remuneration or fee-splitting arrangements between health care providers for patient referrals, and other types of financial arrangements with health care providers. Sanctions for violation of these state restrictions may include loss of licensure and civil and criminal penalties. Certain states also require health care practitioners to disclose to patients any financial relationship with a provider and to advise patients of the availability of alternative providers.

     REIMBURSEMENT PAYMENT DELAYS. The Company generally is paid for its services by government health administration authorities, insurance companies, or other third party payors, not by the patients themselves. The home health care industry is generally characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third party payors. In addition, reimbursement from government payors is subject to examination and retroactive adjustment. Such delays or retroactive adjustments can lead to cash shortages, which may require the Company to borrow funds to meet its ongoing obligations. The Company would be adversely affected if it were to experience such difficulties and were unable either to borrow funds or to borrow funds on acceptable terms to meet possible cash shortages.

     The Company's average collection cycle is currently 30 days for governmental third party payors and 114 days for private third party payors, both of which the Company believes are consistent with or below the averages in the industry.

     DEPENDENCE ON KEY PERSONNEL. The Company's growth and success are highly dependent on the skills and efforts of its Chief Executive Officer, Daniel J. Kohl; its Chief Financial Officer, Fred C. Follmer; and a number of its other key management and professional personnel. Although the Company has been successful in hiring qualified and experienced personnel, the loss of services of any of the above executive officers or other key personnel could have a material adverse effect on the Company. In addition, the Company's future growth and development will require it to continue to recruit and retain additional qualified personnel. Competition for qualified management personnel and health care professionals is strong. There can be no assurance that the Company will be able to recruit and retain personnel with the skills and experience needed to successfully manage the Company's business and operations.

     COMPETITION. Although the home health care market currently remains highly fragmented, there are increasing pressures toward market consolidation. The increasing role of third party payors in directing patients to specific companies and the economies of scale associated with larger operations are expected to result in further market consolidation. While the Company's objective is to save costs and enhance the one-stop-shop services provided in each of its geographical regions, the Company will face significant competition from other companies. The Company has slowed its acquisitions activities. When and if the Company resumes an emphasis on acquisitions, the Company will face significant competition from other companies. The Company will also face competition for patient referrals and important personnel in many (if not most) of its markets regardless of the market share and presence it is able to establish. In addition, relatively few barriers to entry exist in the home health care industry in states that do not impose a certificate of need ("CON") requirement, and so new companies (perhaps including managed care organizations and major health care providers not currently serving the home health care market) may become competitors. Some of the Company's present or potential competitors have or may obtain greater financial or other important resources than the Company, which could have a material adverse effect on the Company's ability to achieve its objectives.

     LIABILITY AND ADEQUACY OF INSURANCE. Providing health care services entails an inherent risk of liability. In recent years, participants in the home health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability, or negligence, many of which involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains liability insurance intended to cover such claims. There can be no assurance, however, that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage (e.g., claims for punitive damages) will not arise. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company and its financial condition. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract patients or to expand its business. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all.

INDUSTRY OVERVIEW

     Home health care is among the fastest growing segments of the health care industry, with total expenditures in 1995 of approximately $36.1 billion, up from approximately $30.3 billion in 1994, and estimated expenditures in 1996 of approximately
$42.5 billion and in 1997 of $48.9 billion. With total health care expenditures increasing at twice the rate of inflation in recent years to approximately $1.1 trillion in 1995, the pressure to contain health care costs, while maintaining quality care, has intensified. As a result, the growth of less expensive alternate site care that reduces hospital admissions and lengths\ of stays, such as home health care (which in 1996 is estimated to have accounted for only 3.7% of total health care expenditures), has accelerated. The Company believes that such growth in home health care is influenced by the following industry and demographic factors and trends:

     COST-EFFECTIVE ALTERNATIVE. Medicare's diagnostic related group ("DRG") reimbursement system makes it more cost-effective for hospitals to discharge Medicare patients earlier, requiring follow-up professional care for many patients in their homes or other residential environments. In addition, managed care organizations, which have become increasingly important in recent years, have recognized that home health care offers a less costly alternative to in-patient hospital care.

     TECHNOLOGICAL ADVANCES. Advances in medical technology have made it possible to deliver an increasing amount of quality professional health care in the home and other residential environments. In the last 15 years, the number of medical conditions treated in the home increased from approximately 30 to over 1,200. Not only are there more types of medical services that can be safely and effectively performed at home, but such services can also be administered to higher acuity patients.

     DEMOGRAPHIC TRENDS. As the U.S. population ages, the number of patients with chronic conditions requiring professional home care services is increasing. The U.S. Bureau of the Census has estimated that in 2000 12.8% of the U.S. population would be 65 or more years of age, with the population of persons over 85 years of age growing at an annual rate of 4.0%. The 85 and older population is expected to be growing at a rate of 20.4% by the year 2000.

     PATIENT PREFERENCE FOR HOME CARE. In general, patients prefer to recuperate in their homes, where they are more comfortable than in a hospital or other institutional environment and can enjoy the close support of family and friends. Moreover, it is generally believed that patients recover more quickly in such home environments.

     Historically, the home health care industry has been highly fragmented, with a large number of small local providers serving in discrete geographic areas and typically offering a single service or perhaps offering a range of services on terms that are not cost-effective. However, as managed care has become more prevalent, payors for home health care are increasingly seeking single providers that can deliver or coordinate the delivery of a cost-effective, comprehensive range of services in broad geographic markets. Small local providers often do not have the capital necessary to expand the geographic scope of their operations or to offer a comprehensive range of services, which limits their ability both to compete for such managed care business and to realize efficiencies in their operations. These factors are driving rapid consolidation in the home health care industry.
Because of the extent of the historical fragmentation, however, consolidation opportunities remain for several existing companies and well-capitalized new companies.

STRATEGY AND PRINCIPAL INITIATIVES

     The Company has based its strategy and growth objectives on the above industry trends. Housecall's mission is to restore the Company to profitability and then become the leading provider and manager of home health care services in the Southeast. The Company's principal strategic initiatives include:

     ORGANIZATIONAL RESTRUCTURING. The Company has recently undergone a restructuring to move its business from a product line to a regional general management structure. The Company believes that in order to succeed with the one-stop-shop strategy, the organization must be structured to support it. The Company believes an individual with general management responsibility for all product lines will be inclined to cross sell and service its whole array of products and services. In addition, the Company recently launched a project to create a shared support organization for its field operations. The Company will review and consolidate its various administrative support departments into one shared support organization.

     LEVERAGING NURSING SERVICES INTO ADDITIONAL SERVICES. The largest sector of the home health care industry is the provision of nursing and related care, which in 1994 represented approximately 64% of the $30.3 billion home health care market in the United States, with a $30.1 billion market estimated in 1997 a $37.9 billion market estimated in 1999. Home nursing and related care represents the core of the Company's business. The relationship of the home nurse to patients and referral sources provides an opportunity to identify other service requirements, such as hospice care, infusion therapy, and respiratory therapy, and to influence referral decisions to a specific home health care provider. The Company's principal strategy is to leverage its substantial expertise and capacity in home nursing services to create opportunities to provide additional types of home health care services. Such other services have traditionally yielded higher operating margins for the Company than basic nursing services. To drive its growth of non-Medicare reimbursed products and services, the Company expects to more than double its sales force over the next several months from 6 to 14 for its owned agencies.

     EXPANDING ITS MANAGEMENT SERVICES BUSINESS. The Company seeks in its markets to develop relationships with leading institutional health care providers, primarily hospitals, by providing management services for their home health care operations. With the acquisition of HealthFirst, the Company has significantly increased the size of its management services business. This business has historically had higher margins than the owned agencies and is less capital intensive. The Company will aggressively market these services in an effort to both capture the higher margin business and further expand its network of providers. Where possible, the Company will structure joint ventures or alliances with its managed clients to enhance its network capabilities and coverage.

     CULTIVATING MANAGED CARE REFERRAL SOURCES. The Company has focused a major part of its development and marketing efforts on managed care organizations, as these organizations are increasingly influencing the decision of which home health provider a patient will use. After assuring quality of care, managed care organizations are primarily concerned with cost-effectiveness and the convenience of accessing a comprehensive range of patient services through a limited number of home health care providers. Housecall intends to meet these needs by offering its comprehensive one-stop-shop services and by developing specialty programs that address specific needs of population groups that are particularly important to these organizations. The Company is also developing the necessary infrastructure to offer capitated arrangements where required by such organizations.

     DEVELOPING STRATEGIC ALLIANCES. The Company seeks alliances that either result in direct sales of its products and services or that increase the breadth of its disease management programs. The scope of alliances may begin with providing management or consulting services to Medicare certified home health agencies and expand into joint ventures in infusion therapy, private nursing, or hospice programs. Such management relationships typically increase the Company's presence as a home health care provider because Housecall and its personnel are often directly involved (on behalf of the managed provider agency) with the referral and payor sources doing business with the agency.

     BUILDING CRITICAL MASS AND MARKET PRESENCE. The Company believes that a critical mass of operations within selected markets is important to its customers and promotes internal operating efficiencies. These efficiencies, in turn, are essential to Housecall's ability to offer a comprehensive range of quality, cost-effective home health care services that will attract significant referrals from cost-conscious managed care organizations. The Company also believes that its presence as a leading provider in its markets will facilitate such referrals. The Company will continue to build critical mass and market presence in the Southeast through internal expansion and strategic alliances.

SERVICES AND PRODUCTS

     The Company derives substantially all of its net revenues from the provision of nursing and related care services, infusion therapy, hospice care, respiratory therapy, home medical equipment, and other specialty services and programs for patients in the home and other residential environments. The Company also provides various management services for home health agencies owned by other providers. The following table sets forth the percentage of net revenues from the above lines of business for the periods presented:

                           COMBINED <F1> YEAR ENDED JUNE 30,

                                              PRO FORMA
                                                 1995          1996           1997
                                                 ----          ----           ----
Nursing and related care                        76.8 %         78.5%          77.6%
Infusion therapy                                12.0            9.7            8.4
Hospice care                                     3.8            5.0            4.6
Respiratory therapy                              1.4            0.9            2.7
Management services                              3.9            4.0            5.3 <F2>
Home medical equipment                           2.1            1.9            1.4
                                                ----            ---            ----
Total                                          100.0%         100.0%         100.0%
                                                ===             ===            ===

<F1> The above amounts for the twelve-month period of 1995 are presented on a pro forma combined basis to reflect the results achieved by the companies acquired by Housecall during 1995. See -- "Significant Acquisitions", above.
<F2> Reflects approximately six weeks' revenues from Healthfirst following its acquisition on May 13, 1997.

     Quality, professionally supervised care for all patients is the Company's paramount objective. In order to assure that patients are receiving an appropriate level of care in a cost-effective manner, each patient is assigned to a Care Management Team of the Company's professional employees. Under the direction of a Case Manager, typically a registered nurse, team members work together with the patient's physicians and payors to implement a cost-effective plan of treatment tailored to the patient's individual needs and goals. The Case Manager closely monitors the patient's care plan and maintains ongoing contact with his or her physicians to report any changes in the patient's condition. The Case Manager also communicates with the payor's case managers at agreed-upon intervals to keep the payor apprised of the patient's progress.

NURSING AND RELATED CARE

     It is estimated that approximately $ 30.1 billion will be expended in the United States in 1997 for nursing and related care services (or "nursing services") provided in the home, and that expenditures for these services have grown at a compound annual rate of approximately 26% from 1989 to 1994, and are projected to grow approximately 14% from 1994 to 1999. For 1997, it is estimated that 62% of all home health care expenditures in the United States will be for nursing services.

     Nursing services represent the core of the Company's business. Management expects such services to continue to account for the largest proportion of the Company's revenues. Housecall intends to use its expertise and market coverage in providing nursing services to increase its volume of other health care services, such as hospice care, infusion therapy, and respiratory therapy, which are reimbursed by all payors on a charge-based system.

     Housecall offers a broad range of nursing services through its team of Company-employed nursing professionals, specialty therapists, and home health aides. The Company's nursing professionals fall into the following categories:

     NURSING PROFESSIONALS

  - Registered Nurses to provide a broad range of nursing care services, including pain management, infusion therapy, skilled observation and assessment, communication with the attending physician, and patient instruction regarding medical and technical procedures.

  - Licensed Practical Nurses to perform a variety of technical nursing procedures, including injections and dressing changes.

     SPECIALTY THERAPISTS

  - Physical Therapists to provide services related to the reduction of pain and improved rehabilitation of joints and muscles, including strength and range-of-motion exercise and massage.

  - Occupational Therapists to assist patients in restoring their ability to perform routine activities of daily life.

  - Speech Therapists to retrain patients who have swallowing difficulties or speech, language, or hearing problems.

  - Social Workers to help patients and their families deal with the emotional, financial, and personal problems that may occur as a result of illness or disability.

    HOME HEALTH AIDES

  - Home Health Aides, operating under the supervision of a nurse, to provide a variety of personal care services, such as bathing and assistance with walking.

  - Homemakers/Companions to assist with meal preparation and housekeeping.

INFUSION THERAPY

     It is estimated that approximately $6.2 billion was expended in 1995 and $7.4 billion expended in 1996 and $8.9 billion will be expended in 1997 for home infusion therapy in the United States. Expenditures for such services have grown at a compound annual rate of approximately 24% from 1989 to 1994 and are estimated to increase approximately 19% from 1994 to 1999. Infusion is the second largest segment in home care with approximately 18% of the market for 1997, and revenue is expected to grow to $12.4 billion by 1999 and represent approximately 19% of the home care market.

     Housecall provides infusion therapy services from four (4) Company-owned pharmacies in North Carolina, Tennessee and Florida. For service areas where the Company does not have a branch office, the Company contracts with other pharmacies through its networks to provide coverage in those areas. The Company is seeking to increase its volume of infusion therapy business.

     Infusion therapy involves the administration of antibiotics, nutrients, or other medications intravenously, intramuscularly, subcutaneously, or through a feeding tube. All pharmacy services necessary to support infusion therapy treatments provided by the Company are directed by a licensed pharmacist and coordinated by a group of specially trained registered nurses who use advanced medical equipment and supplies to carry out the prescribed treatment plan. Infusion therapy nurses also assist with the ongoing monitoring of the patient's treatment plan as part of the Company's Care Management Team. Patient progress and performance are reported on a regular basis to the attending physician and the payor case manager, and adjustments are made to the treatment plan when and as ordered by the physician. The Company's pharmacists are accessible to the patient, nurse, payor case manager, and physician for consultation.

     The Company provides a comprehensive range of home infusion therapy services, including the following:

 - Antibiotic Therapy -- the infusion of antibiotic agents directly into the patients' blood stream to treat a variety of serious infections, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the heart), cellulitis, septic arthritis/bursitis, wound infections, and the recurrent infections associated with the kidney and urinary tract and AIDS.

  - Enteral Nutrition Therapy -- the administration of nutrients to patients who cannot eat as a result of an obstruction of the digestive tract or because they are unable to swallow due to a neurological or mechanical problem.

 - Pain Management Therapy -- the administration of analgesic medications to terminally or chronically ill patients suffering from acute or chronic pain.

 - Total Parenteral Nutrition -- the intravenous administration of life sustaining nutrients to patients with impaired or altered digestive tracts due to a gastrointestinal illness.

 - Chemotherapy -- the intravenous administration of medications to patients with various types of cancer.

 - Congestive Heart Failure Therapy -- the administration of drugs such as dobutamine to help strengthen cardiac functions.

 - Hemophilia Therapy -- the administration of agents that promote blood clotting (such as Factor VIII, Anti-inhibitor Coagulant, and Factor IX complex).

 - Immunomodular Therapy -- the administration of a number of endogenous human proteins, as well as synthetic glycoproteins, which are used to augment or stimulate the immune system. These therapies are usually administered subcutaneously or intravenously on a daily or intermittent basis.

HOSPICE CARE

     It is estimated that approximately $1.8 billion was expended on Medicare-certified hospice care services in the United States in 1995 and $2 billion in 1996. It is estimated that $2.1 billion will be spent in 1997. Medicare initiated reimbursement for hospice benefits in 1982, eight years after hospice programs were first offered in the United States. Medicare's charge-based reimbursement for hospice programs is at a regionally adjusted daily rate, with the hospice being responsible for most health care costs required to care for the patient. Medicare hospice benefits are available to Medicare beneficiaries with an estimated life expectancy of less than six months. The number of Medicare-certified hospices has grown from 31 in January 1984, to 1604 in 1994, 1857 in 1995, and 2154 in 1996, though only 9.8% of home health agencies in the United States offered hospice care services in 1995. Hospice care has traditionally been offered primarily by non-profit and charitable organizations, but has recently become more attractive to for-profit providers.

     The Company offers a Medicare-certified hospice program throughout Tennessee and in portions of Virginia. Hospice care is a coordinated program of palliative and supportive services provided in both the home and in-patient settings that provides for physical, psychological, social, and spiritual care for terminally ill persons and their families. Hospice care services include nursing and personal care, counseling, and specialized therapy services, and the provision of equipment, supplies, and medications. Hospice care services are provided by an interdisciplinary team of professionals and volunteers, under the direction of a medical professional. Bereavement care is also available to the family following the death of the patient.

     Very few of the Company's home health care services competitors provide hospice care, and management believes the Company may be able to further distinguish itself from its competitors by including hospice care as part of its more comprehensive one-stop-shop home health services approach.

RESPIRATORY THERAPY

     It is estimated that approximately $4.8 billion was expended in the United States in 1995, $5.8 billion in 1996, and $6.8 billion will be expended in 1997 for respiratory therapy services provided in the home, and that such services have grown at a compound annual rate of approximately 25% from 1989 to 1994, and will grow approximately 17% from 1994 to 1999.

     The Company provides home respiratory therapy services to patients who suffer from a variety of conditions, including asthma, chronic obstructive pulmonary diseases (for example, emphysema and bronchitis), cystic fibrosis, and neurologically-related respiratory conditions. The Company owns and operates respiratory therapy branch offices in Florida, Tennessee, and North Carolina. The Company presently offers the following respiratory therapy services:

 - Oxygen systems, of which there are three types: (i) Oxygen concentrators, which are stationary units that extract oxygen from ordinary air to provide a continuous flow of oxygen, (ii) liquid oxygen systems, which are portable, thermally-insulated containers of liquid oxygen, and
    (iii) high pressure oxygen cylinders, which are used for portability with oxygen concentrators.

 - Nebulizers, which deliver aerosol medication to patients to treat asthma, chronic obstructive pulmonary diseases, cystic fibrosis and neurologically-related respiratory problems.

 - Home ventilators, which sustain a patient's respiratory function mechanically when a patient can no longer breathe normally.

 - Continuous positive airway pressure therapy, which forces air through respiratory passage-ways during sleep for patients suffering from sleep apnea.

 - Apnea monitors, which monitor and warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome (SIDS).

HOME MEDICAL EQUIPMENT

     The Company provides home medical equipment, including hospital beds, wheelchairs, ambulatory aids, bathroom aids, and patient lifts, to its patients from the same branch offices as its Florida, Tennessee, and North Carolina respiratory therapy branches. Though home medical equipment does not represent a substantial part of the Company's operations, the Company views it as an important component to the Company's ability to provide one-stop-shop home care services.

MANAGEMENT SERVICES

     The Company provides management services to client-owned home health agencies which are either free-standing or provider-based. The Company has clients in over twenty states and plans to continue to expand client relationship nationwide.

     Housecall's management agreement provides business, clinical, operations, financial, and Medicare-allowable marketing support. The client's agency pays the Company a prescribed amount for services rendered. The Company's management agreements typically provide for a term of several years and are subject to renegotiation in the event of certain changes in the current reimbursement system.

     The Company believes that its management services enhance the Company's overall presence as a home health care provider. This enhanced presence increases the likelihood of referrals to the Company to provide home health services in markets where Housecall operates its own agencies. Providing management services to another provider's agency may also give the Company an advantage over competitors in seeking to acquire the home health agency if the owner subsequently decides to sell the business. The provision of management services permits (1) the labor and systems expenses associated with developing or improving management systems and processes to be shared between Housecall's owned and managed agencies; and (2) the Company and its clients benefit from broader geographic coverage for managed care contracting.

     Housecall also offers individual components of its management services. Consulting for assessments, organizational effectiveness, quality improvement, financial systems, specialty programs, regulatory compliance, strategic planning, and staff training are some of the services offered on an individual basis. These services are billed on either a retainer or project basis. In addition, Housecall offers management information systems that utilize software to increase accountability, efficiency and cost-effectiveness. See "Management Information Systems."

PAYOR MIX

     The Company derives substantially all of its net revenues from Medicare, Medicaid, and private third party payors, which include managed care organizations such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"), traditional indemnity insurers, and third party administrators. The following table outlines the payor mix for the Company's net revenues for the periods presented.

                                                  TWELVE MONTHS
                                               ENDED JUNE 30, (PRO
                                                    FORMA                       YEAR ENDED
                                                   COMBINED)<F1>                 JUNE 30,
                                               --------------------      -----------------------
                                                      1995                 1996             1997
                                               --------------------      -------           ------
Medicare - cost based <F2>                            60.7%               61.1%             60.7%
Medicare - charge based <F3>                           5.1                 4.8               7.6
Medicaid <F4>                                          1.5                 1.6               2.4
TennCare <F5>                                          8.0                 5.9               0.0
Managed care organizations <F4>                        5.8                 7.1               7.2
Other private payors                                  15.0                15.5              16.8
Management services contracts                          3.9                 4.0               5.3
                                                    ------               -----             ------
              Total                                 100.0%               100.0%            100.0%
                                                    =====                =====             =====

<F1> The above amounts for the twelve-month period of 1995 is presented on a pro forma combined basis to reflect the results achieved by the companies acquired by Housecall during 1995. See -- "Significant Acquisitions", above.
<F2> Represents reimbursement for all nursing services (including related products) to Medicare patients, except for any such services provided in connection with hospice care.
<F3> Represents reimbursements for all home health care services reimbursed by Medicare, except for nursing services.
<F4> Does not include TennCare payments.
<F5> The Company had no revenues in 1997 from TennCare as a result of the
     Company's February 1996 cancellation of its contract with its principal TennCare managed care organization.

OPERATIONS

     The Company owns or manages nearly 200 location locations in twenty states. The Company's branches are organized into seven geographical regions, each of which receives support with respect to financial and operating controls functions, and certain administrative support functions
-- such as human resources, legal, compliance, and quality improvement -- from managers attached to the Company's Atlanta headquarters. Management believes that such a decentralized model for day-to-day operational responsibilities and related functions establishes each geographic market as a regional business unit for all home health services offered by the Company in that particular market. A Regional Vice President oversees all home health services provided within the region's business unit, with appropriate support from and reporting to corporate headquarters. The Company's seven regional market structure will periodically be evaluated to determine the need to add or reconfigure designations in response to acquisition and other expansion initiatives.

MANAGEMENT INFORMATION SYSTEMS

     Information Systems is responsible for delivering tools that monitor patient and clinical outcomes, generate accurate and timely billing, and provide data analysis and reporting capable of supporting a wide range of internal and external users of information. At the present time, the Company's management information systems are largely decentralized, reflecting significant components of systems in place when Housecall made acquisitions. Regional or other field-level information systems provide application support for patient databases, scheduling, patient care, outcomes and financial systems.

     The Company's long-term objective is to deliver fully-integrated, quality home care to patients in the southeastern United States through a one-stop-shop delivery medium. In order to support that business model, Information Systems has begun the task of implementing a system that can efficiently process transactions across all lines of business while providing management, at all levels, access to data and information on a timely, accurate, and consistent basis.


COMPLIANCE AND QUALITY IMPROVEMENT

     Housecall's Compliance and Quality Improvement Department monitors all of the Company's home health service activities to improve processes and performances, with the goals of ensuring regulatory compliance and improving patient and client outcomes. The Company's Compliance and Quality Improvement program operates at two levels. At the corporate level, the Corporate Compliance and Quality Improvement Department provides guidance and recommends resources for regulatory and quality improvement activities and assesses organization-wide activities. At the agency level, the Department assists in the collection of data, facilitates quality improvement activities, provides education for implementing the quality improvement processes, and routinely monitors operational activity to ensure compliance. State Compliance Trainers are continually training local management personnel on health care regulatory and licensure requirements to ensure that systems and documentation are properly maintained. Regular surveys are mailed to referral sources and patients to solicit assessment about the quality of the Company's performance.

     Since 1994, the Company has been accredited by the Joint Commission on Accreditation of Hospitals (JCAHO), a nationally recognized organization that develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. Not all home health providers have chosen to undergo the accreditation process, because of its expense and time burden.
As the home health care industry has grown, the need for objective quality measurements has increased. Housecall has chosen to undergo the rigorous review of its operations attendant to JCAHO accreditation, and, consequently, management believes Housecall has better positioned itself to procure managed care contracts and referrals from other sources. Housecall will be surveyed for JCAHO renewal in fiscal year 1998. The renewal will involve all Housecall service divisions.


SALES AND MARKETING

     The Company focuses its marketing and sales efforts on its existing and prospective referral sources. The Company's marketing department provides planning and development, market research, marketing communications, and public and community relations support for all of the Company's branch locations.

Most referrals for home health services have historically come to the Company from physicians and human service professionals within the local health care community, and the Company will continue to cultivate these traditional sources. Management believes, however, that managed care organizations and other third party payors are rapidly becoming more important sources of referrals to home health care providers as well as to other providers of health care. As a result, the Company has targeted such organizations and payors for major marketing initiatives. The Company believes that an essential aspect of marketing to all referral sources (but especially managed care organizations and other third party payors) is the capacity to deliver quality, comprehensive home health services on a cost-effective basis.

COMPETITION

     The home health care industry remains highly competitive. Competitors are recognizing the benefits of the one-stop-shop strategy identified early on by the Company. Over the past twelve months, acquisitions and mergers have resulted in a consolidation of some national competitors.

     Also identifiable in the market is the emergence of disease state management companies. These companies are positioned to address the high cost of treating specific chronic conditions and are willing to take financial risk for managing the care of a specific population.

     Emerging competitors include managed care providers and physicians. Managed care providers are recognizing the benefit of home care in managing the care and the cost for their subscribers and are establishing home care operations. Likewise, large physician groups are partnering with payors to assume financial risk for patients under their care who are subscribers to the payor's benefit plan.

     The Company believes its strategy to focus on a regional model to provide a realistic one-stop-shop approach will prove to be attractive to their customers. Further, the Company believes this model will allow the Company to meet the customers' expectations when it comes to the principal competitive factors in the home health care industry, quality of care, including responsiveness of services and quality of professional personnel; breadth of services offered; geographic coverage; general reputation with payors and the medical community, including patients, physicians, hospitals, and other health care professionals; and relationships with referrals sources generally.

REGULATION

     All home health care companies are subject to extensive federal, state, and local regulation, including the requirement of special licenses or permits to operate, detailed rules regarding permissible costs and payments for services, and complex rules designed to deter and punish fraud and abuse.

PERMITS AND LICENSURE

     Certain states require companies providing certain home health care services to be licensed as home health agencies. The Company currently is licensed as a home health agency where required by the law of the states in which it operates. In addition, certain of the Company's pharmacy operations require state licensure and are also subject to federal and other state laws and regulations governing pharmacies and the packaging and repackaging and dispensing of drugs (including oxygen). Federal laws may also require registration with the Drug Enforcement Administration of the United States Department of Justice and the satisfaction of certain requirements concerning security, record keeping, inventory controls, prescription, order forms, and labeling. In addition, certain health care practitioners employed or otherwise engaged by the Company require state licensure or registration and must comply with laws and regulations governing standards of practice. The failure to obtain, renew, or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business. There can be no assurance, however, that either the states or the Federal government will not impose additional regulations upon the Company's activities that might adversely affect its business, results of operations, or financial condition.

CERTIFICATES OF NEED

     Certain states, including Florida, Tennessee, Alabama, and Kentucky, require companies providing hospice and other home health care services to obtain a Certificate of Need (CON) issued by a state health planning agency. These CONs are granted when a need for specific healthcare services can be shown for a specified geographical area. Where required by law, the Company has obtained certificates of need from those states in which it operates. There can be no assurance, however, that the Company will be able to obtain any certificates of need that may be required in the future if and when the Company expands the geographic scope of its operations or seeks to offer new services, or if state laws change to impose additional certificate of need requirements. Any requirement to obtain additional certificates of need will cause the Company to incur certain expenses and may affect the ability of the Company to offer certain services in certain states.

     During fiscal year 1997, the Company was awarded a Certificate of Need to provide infusion services (pharmacy and first dose nursing) covering several counties in Kentucky.

FRAUD AND ABUSE LAWS

     The Company is subject to federal and state laws prohibiting direct or indirect payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and state programs, as well as in relation to private payors, which prohibit referrals to an entity in which the referring provider has a financial interest. While the Company believes that it is in material compliance with such laws, it monitors such compliance on a continuous basis.

     The anti-kickback provisions of the federal Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Anti-Kickback Statute") prohibit the offer, payment, solicitation, or receipt of any remuneration in return for the referral of items or services paid for in whole or in part under the Medicare or Medicaid programs (or certain other state health care programs). To date, courts and government agencies have interpreted the Anti-Kickback Statute to apply to a broad range of financial relationships between providers and referral sources, such as physicians and other practitioners. The United States Department of Health and Human Services has adopted regulations creating a limited number of "safe harbors" from federal criminal and civil penalties under the Anti-Kickback Statute by exempting certain types of ownership interests and other financial arrangements that do not appear to pose a threat of Medicare and Medicaid program abuse. Transactions covered by the Anti-Kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-Kickback Statute, but the practice may be subject to increased scrutiny and possible prosecution. The criminal penalty for conviction under the Anti-Kickback Statute is a fine of up to $25,000 and up to five years of imprisonment. In addition, conviction mandates exclusion from participation in the Medicare and Medicaid programs. Such exclusion can also result from a conviction under other federal laws which impose civil and criminal penalties for submitting false claims, such as claims for services not provided as alleged. Exclusion from participation in the Medicare and Medicaid programs may also occur as a civil penalty. Several health care reform proposals have included an expansion of the Anti-Kickback Statute to apply to referrals of any patients, regardless of payor source. The federal government has recently increased its investigatory efforts to determine whether various business practices constitute remuneration for or to induce referrals in violation of the Anti-Kickback Statute.

     The federal government has also enacted legislation (commonly known as "Stark II"), which prohibits physicians from making referrals to entities in which they (or immediate family members) have an investment interest or other compensation arrangement where such referral is for the provision of specific "designated health services" covered by Medicare or Medicaid.
The current listing of "designated health services" includes home health services, equipment and supplies, parenteral and enteral nutrients, ultrasound services, and home medical equipment, all of which are provided by the Company. If such a financial relationship exists and referrals are made for the provision of such designated health services, the physician will be prohibited from making a referral to the health care provider, and the provider will be prohibited from billing for the designated health service for which Medicare or Medicaid payment would otherwise be made. Certain exceptions are available under Stark II, which may or may not be available to the Company for arrangements in which the Company may be involved. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under Stark II could result in refunds of any amounts billed, civil money penalties of up to $15,000 for each such service billed, and possible exclusion from the Medicare and Medicaid programs. Furthermore, Medicare regulations contain similar self-referral restrictions that provide that, unless certain conditions are met, a plan of care for home health services generally may not be certified by a physician who has a significant ownership interest in, or a significant financial or contractual relationship with, the home health agency. It is the Company's policy to monitor closely its compliance with Stark II and to take appropriate actions to ensure such compliance, but there can be no assurance that all relationships between the Company and physicians will be found to be in compliance with Stark II. A violation of Stark II could result in civil penalties and exclusion from participation in Medicare and Medicaid programs.

     In addition the government enacted the Healthcare Portability and Accountability Act, a portion of which takes effect this year, expanding the government's fraud and abuse efforts. Specifically the act creates a federal healthcare fraud and abuse trust fund to finance future law enforcement activities; expands the government's efforts for prosecuting fraud and abuse beyond Medicare and Medicaid to all payors; empowers the Department of Justice and U.S. attorneys to subpoena records relating to healthcare fraud; makes exclusion from the Medicare and Medicaid programs mandatory for a minimum of five years for any felony conviction relating to fraud; requires that organization contracting with another organization or individual be informed as to whether the organization or individual is excluded from Medicare and Medicaid participation; enhances civil penalties by increasing the amount of fines permitted; and establishes civil penalties for physicians who negligently certify the need for home care. To support provider organizations, the Act requires the Office of Inspector General ("OIG") to issue advisory opinions on how the anti-kickback prohibitions apply to specific business transactions (excluding the Stark self-referral laws).

     Numerous states have instituted the "Wedge Project" under the Health Care Financing Administration's Operation Restore Trust initiative. Under this process, an auditor representing the state licensing body or fiscal intermediary randomly selects a specific number of home care patients. The auditor will then contact the selected patients and ask specific questions after which the auditor will determine if the patients met the eligibility requirements for "homebound". Similarly, the auditor will review the patient's medical record to measure compliance with Medicare coverage criteria. Should any determination be made that any number of patients does not meet the eligibility requirements, a formula is applied for all reimbursement received during a specific time frame. Medicare, through its intermediary, then recovers any amounts felt to be overpaid based on the application of the formula on the total population of home care patients receiving services from that Medicare provider number. The Company can make no guarantees that reimbursement from the Intermediary will not be affected by the "Wedge". It is the Company's intent to confirm that patient's receiving home care services meet the "homebound" and all other Medicare eligibility requirements.

     With the passage of the 1997 tax bill, anti-fraud and abuse efforts were addressed through the enlistment of patients to monitor costs paid by the Medicare program for services. Effective, January 1, 1998, this is accomplished through the use of an explanation of benefits form itemizing services billed to Medicare. Any patient questioning the validity of the form may receive a detailed statement from the provider. Any provider failing to provide the itemization will be subject to a $100 civil monetary penalty per statement. Within 90 days of receiving the statement, the patient may request an investigation by Medicare into any irregularities. Any request for Medicare review must be investigated. Also, providers contracting or arranging for services or items from an individual excluded from Medicare will be subjected to a civil monetary penalty.

     Many states have also adopted statutes and regulations that prohibit provider referrals to an entity in which the provider has a financial interest (direct or indirect), remuneration or fee-splitting arrangements between health care providers for patient referrals, and other types of financial arrangements with health care providers. Sanctions for violation of these state restrictions may include loss of licensure and civil and criminal penalties. Certain states also require health care practitioners to disclose to patients any financial relationship with a provider and to advise patients of the availability of alternative providers.

     The federal government has increased significantly the financial and human resources allocated to enforcing the fraud and abuse laws. The Office of the Inspector General, in cooperation with other federal agencies, announced in mid-1995 its intention to scrutinize the activities of home health agencies, home medical equipment suppliers, and skilled nursing facilities in five states, including Florida, a state in which the Company has significant operations. Private insurers and various state enforcement agencies also have increased their scrutiny of health care providers' practices and claims, particularly in the home health and home medical equipment areas. While regulations interpreting Stark I (prohibiting referrals to clinical laboratories where the physician has a financial interest in such laboratory) have been issued, regulations interpreting Stark II have not been promulgated to date. No assurance can be given that all of the practices of the Company, if reviewed, would be found to be in compliance with such laws or with any future laws or regulations, as such laws and regulations ultimately may be interpreted.

     The Company maintains a corporate compliance program, which serves as a mitigating factor under the federal sentencing guidelines. This program, proactive in nature, has been established to monitor internal practices for adherence to applicable federal, state and local rules and regulations.

REIMBURSEMENT

     The recently signed Budget Bill has provisions that will impact reimbursement for home health care services. The current cost reimbursement system for home health services will remain in effect for the 2 year period after which the prospective payment system will be instituted in October 1999.

     In August 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), which included approximately $56 billion in reimbursement reductions to the Medicare program over five years. In January 1994, two developments lowered the Company's reimbursement by Medicare for nebulizers, each of which had a significant impact on net revenues of the Company attributable to the rental of nebulizers. First, reclassification of nebulizers to "capped rental equipment" pursuant to OBRA 1993 capped the total allowable rental payments at the allowable purchase cost of such equipment. Second, new fee schedules published by the various Durable Medical Equipment Carriers ("DMERCs") effective January 1, 1994, reduced by approximately 50% the allowable monthly rental fees for nebulizers. Additionally, in December 1994 the DMERCs issued a composite draft policy, which, if adopted, would further restrict Medicare coverage of nebulizers and aerosol medication treatments. Comments on the proposed draft policy have been submitted by members of the home care industry and currently are being reviewed by the DMERCs and HCFA. In its continuing effort to contain health care costs, the Budget Bill contains provisions to eliminate the update schedule for DME for the years 1998 through 2002. The Bill also reduces the payment for oxygen to 75% of the 1997 rates for 1998 and 70% of the 1997 rates for 1999 and subsequent years.

     More generally, government officials are continuing to review and assess alternative health care delivery systems and payment methodologies in efforts to curtail costs. Several proposals involving potential changes in the way home health care services are reimbursed are presently under consideration. See "-Current Developments" below.

CURRENT DEVELOPMENTS

     Political, economic, and regulatory influences are subjecting the health care industry in the United States to fundamental change. On August 5, 1997, the Budget Bill was signed by the President. This comprehensive Bill is designed to achieve
$115 billion in savings from Medicare with projected saving from home health of $16.2 billion over 5 years.

     Major provisions of the bill that affect home health include
(a) the shift of the bulk of home health coverage from Part A to Part B; (b) the implementation of a prospective payment system ("PPS") designed by HCFA by October 1, 1999; ( c) the implementation of an interim cost reimbursement system with cost limits based on 105% of median cost and a new per beneficiary aggregate limit; (d) a further reduction of the limits by 15% on October 1, 1999 regardless of whether PPS is implemented; (e) elimination of partial interim payments by October 1, 1999;
and (f) elimination of coverage of home health services for venipuncture.

     The effect that these changes will ultimately have on home health reimbursement cannot be quantified at this time. The Company believes that these changes may have a material effect on the reimbursement that will be received from federal sources over the next five years. Furthermore, the Company cannot predict what additional government regulations, if any, affecting its business may be enacted in the future, how existing or future laws and regulations might be interpreted, or whether the Company will be able to comply with such laws and regulations in its existing or future markets. In addition, the level of net revenues and profitability of the Company, like those of other health care providers, will be affected by the continuing efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services, negotiating reduced contract pricing, and capitation arrangements.

INSURANCE

     The Company maintains a commercial general liability policy with both a per-occurrence limit of $1,000,000 and annual aggregate coverage limit of $3,000,000. In addition, the Company has an umbrella liability or "excess" policy with a single per occurrence limit of $20,000,000 and an annual aggregate limit of $30,000,000 with a $10,000 per occurrence retention limit. The
Company maintains a professional liability insurance policy with limits of $1,000,000 per occurrence and an annual aggregate limit of $3,000,000. Health care providers with whom the Company has contracted must provide evidence that they carry at least an equivalent level of primary insurance coverage, although there is no assurance that such providers will continue to do so; or that such insurance is, or will continue to be, adequate or available to protect the Company; or that the Company will not have liability independent of that of such providers and their insurance coverage. While the Company believes that it has adequate insurance coverage, there can be no assurance that such insurance will be sufficient to cover any judgments, settlements, or costs relating to legal proceedings or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance carried by the Company is not sufficient to cover any judgments, settlements, or costs relating to legal proceedings, the Company's business could be materially adversely affected.

EMPLOYEES

     As of September 1, 1997, the Company had approximately 2,338 full time equivalent employees. In addition, the Company maintains registries of licensed nurses, therapists, home health aides, and other home health care providers who are available for staffing assignments on a temporary basis. Management believes that the Company's employee relations are good. None of the Company's employees are represented by a labor union or other collective bargaining organization.

     The recruitment, training, and retention of qualified employees is a high priority for the Company. Management commits a significant portion of its time to monitoring these functions, and the Company has developed several programs designed to implement that priority and to facilitate both high employee performance and satisfaction. The Company requires that all employees attend certain training programs, such as the Company's extensive orientation programs, which is designed to provide all new employees with an understanding of the mission, philosophy, goals, and expectations of the Company, and with an explanation of how the employee's work relates to and impacts the Company's success. The Company's compliance program is also mandatory and ensures that all employees comprehend basic regulations concerning fraud and abuse issues affecting the home health industry. Employees are educated on applicable legal standards and can access a confidential, toll-free number to ask questions or raise concerns about compliance matters.

TRADEMARKS, COPYRIGHTS AND PROPRIETARY RIGHTS

     The Company currently owns five federal service mark registrations for the mark Housecall(R) and the "house with a heart" design, three of which are incontestable, covering a variety of services. Although the Company owns such federal service mark registrations for a variety of services, there are many unregistered users of marks that include variations of the words "House" and "Call" in connection with the provision of health care services. A prior user of such a mark may be able to challenge the Company's use of the Housecall(R) mark in the specific geographic area of such prior use in connection with the goods or services for which the prior use was made. In the event of challenge, the Company could be required to adopt an alternative mark and name for its operations in certain geographic areas or for use on certain goods and services. Based on the existence of a company in North Carolina that may have prior rights in the term "Housecall," the Company may not be able to use the Housecall(R) mark in that state.

     Healthfirst will continue to use its registered trademark and will employ efforts to protect the mark.

     The Company also owns a federal trademark registration for its Clinpen(R) mark used in connection with the Company's proprietary management information system hardware and customized software.

SUPPLIERS

     The Company purchases all pharmaceuticals and other materials, and buys or rents medical equipment and supplies, required in connection with the Company's business from many suppliers. The Company has not experienced, and does not anticipate that it will experience, difficulty in purchasing such materials or renting such equipment and supplies. If the Company's current suppliers should cease to supply the Company, the Company believes that alternative sources can readily be located that would adequately meet its needs.

EXECUTIVE OFFICERS OF HOUSECALL

     Executive officers of the Company are elected by the Board of Directors annually and hold office until the next annual meeting of stockholders or until they sooner resign or are removed from office by the Board of Directors.

     The executive officers of the Company and their ages and positions with the Company as of September 1, 1997 are as follows:

  NAME (AGE)               POSITION WITH COMPANY
------------------------  --------------------
Daniel J. Kohl (40)       President, Chief Executive Officer, and Director
Fred C. Follmer (55)      Vice President, Chief Financial Office and Secretary
Charles R. Hunziker (35)  Vice President, Sales & Marketing

         Mr. Kohl joined the Company in March 1997 as President and Chief Executive Officer, and a Director. Prior to joining the Company, Mr.
Kohl served as Senior Vice President and Group Executive in charge of the Healthcare Information Services Group for Equifax healthcare business for three and one-half years and Mr. Kohl was President and Chief Operating Officer at HMSS, Inc., a home infusion therapy company from 1991 through 1993. Mr. Kohl has over 18 years of experience in the healthcare industry, with approximately 14 years experience at a senior management level.

     Mr. Follmer joined Housecall Medical Resources as Chief Financial Officer in March of 1997 after having served for over twenty years as a senior financial officer for publicly traded companies. Prior to his appointment to Housecall, Mr. Follmer served from 1994 to 1996 as Chief Financial Officer with Preferred Oncology Networks of America, Inc., an oncology physician practice management group. From 1992 to 1994, he served as Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer for Comprehensive Care Corporation, a national leader in behavioral health care.

     Mr. Hunizker joined the Company in January, 1997 as President of Biomedical Housecall, Inc., the infusion therapy business of Housecall Medical Resources, Inc. On August 28, 1997 the Board approved his promotion to VP of Sales and Marketing for Housecall Medical Resources, Inc. Prior to joining the Company, he was Vice President of Sales and Marketing for ProMedical, Inc. from 1992 until 1997.

ITEM 2.  PROPERTIES

     The Company leases its executive office in Atlanta, Georgia, which consists of approximately 10,000 square feet of office space, under a lease expiring in May 1999. The Company also leases spaces for its various administrative offices in Knoxville, Tennessee, Louisville, Kentucky, and Raleigh, North Carolina, and owns the offices in Centreville, Alabama in which its Housecall Management Services business is based. The terms typically range from three to five years. Management believes that the Company's owned and leased properties are adequate for its present needs, and that suitable additional or replacement space will be available as required.

     The following is a list of the Company's 110 owned and 85 managed branch offices (the latter are marked with an asterisk (*)) as of September 1, 1997.

ALABAMA
Alexander City                                  1*
Albertville                                     2*
Anniston                                        1*
Atmore                                          1*
Brewton                                         1*
Camden                                          1*
Chatom                                          1*
Demopolis                                       1*
Eutaw                                           1*
Foley                                           1*
Gadsden                                         1*
Georgiana                                       1*
Grove Hill                                      1*
Haleyville                                      1*
Monroeville                                     1*
Moulton                                         1*
Opp                                             1*
Tallahassee                                     1*
Union Springs                                   1*
Wedowee                                         1*
Wetumpka                                        1*
Winfield                                        1*

CALIFORNIA
Merced                                          1*
Santa Cruz                                      1*
San Jose                                        1*

FLORIDA
Apollo Beach                                    1
Bartow                                          1
Bradenton                                       2
Bradenton East                                  1
Brandon                                         2
Clearwater                                      2
Crystal River                                   1
Daytona Beach                                   1
Deland                                          1
Eustis                                          1
Ft. Myers                                       1
Ft. Pierce                                      1
Gainesville                                     1
Haines City                                     1
Holiday                                         2
Holmes Beach                                    1
Jacksonville                                    1
Jay                                             1*
Lady Lake                                       1
Lakeland                                        1
Madison                                         1*
Melbourne                                       1
Naples                                          1
Ocala                                           2
Orlando                                         1
Port Charlotte                                  1
Riviera Beach                                   1
Sarasota                                        2
Sebring                                         1
Spring Hill                                     1
St. Augustine                                   1
St. Petersburg                                  2
Stuart                                          1
Tampa                                           3
Tampa South                                     1
Tavares                                         1
Vero Beach                                      1
West Palm Beach                                 1
Winter Park                                     2
Zephyrhills                                     1

GEORGIA
Atlanta                                         1*
Perry                                           1*
Statesboro                                      1*

ILLINOIS
West Frankfort                                  1*

INDIANA
Fort Wayne                                      1
Indianapolis                                    1
Mishawaka                                       1
New Albany                                      1

KENTUCKY
Bowling Green                                   1*
LaGrange                                        1
Lawrenceburg                                    1
Louisville                                      1
Maysville                                       1*
Somerset                                        1*

LOUISIANA
Bossier City                                    1*
Coushatta                                       1*
Mansfield                                       1*
Metairie                                        1*
Plain Dealing                                   1*
Shreveport                                      1*
Springhill                                      1*

MAINE
Calais                                          2*
Pittsfield                                      1*
Waterville                                      1*

MISSOURI
Columbia                                        1*
Boonville                                       1*
Fulton                                          1*
Jefferson City                                  1*
Kirksville                                      1*
Linn                                            1*
Macon                                           1*
Osage Beach                                     1*
Versailles                                      1*

NEBRASKA
Papilion                                        1*

NEVADA
Boulder City                                    1*

NORTH CAROLINA
Charlotte                                       1*
Chapel Hill                                     1*
Monroe                                          1*
New Bern                                        1
Raleigh                                         1
Raleigh                                         1*
Waystation                                      1*
Yadkinsville                                    1*

OHIO
Boardman                                        1*
Barberton                                       1*

PENNSYLVANIA
Erie                                            1*

SOUTH CAROLINA
Abbeville                                       1*
Greenwood                                       1*

TENNESSEE
Adamsville                                      1
Athens                                          1*
Bean Station                                    1
Bean Station                                    1*
Chattanooga                                     1
Chattanooga                                     2*
Clarksville                                     1
Cleveland                                       1*
Columbia                                        2
Cookeville                                      1

Covington                                       1
Dayton                                          1*
Dyersburg                                       1
Elizabethton                                    2
Greeneville                                     1
Hampton                                         1
Harriman                                        1
Harrogate                                       1
Jackson                                         1
Jasper                                          1*
Jefferson City                                  1
Johnson City                                    1
Kingsport                                       1
Knoxville                                       5
Knoxville                                       1*
Lenoir City                                     1
Lexington                                       1
Madisonville                                    1
Martin                                          1*
Maryville                                       1
Memphis                                         1
Morristown                                      2
Morristown                                      1*
Mountain City                                   2
Murfreesboro                                    2
Nashville                                       2
Newport                                         1
Newport                                         1*
New Tazewell                                    1
Oak Ridge                                       1
Rogersville                                     1
Sevierville                                     1
Shelbyville                                     1
Sneedville                                      1
Tullahoma                                       1

TEXAS
Bedford                                         1*
Tomball                                         1*

VIRGINIA
Chatham                                         1
Daleville                                       1
Grundy                                          1*
Jonesville                                      1
Martinsville                                    1
Richlands                                       1*
Roanoke                                         1
Rocky Mount                                     1
Salem                                           1

WEST VIRGINIA
Princeton                                       1*
Webster Springs                                 1*

         None of the properties owned by the Company are subject to encumbrances.

ITEM 3.  LEGAL PROCEEDINGS

     Lawrence D. Paskowitz IRA, et al. v. Housecall Medical Resources, Inc., et al., Civil Action No. 96-CV-2220-JEC (N.D.
Ga.) and Taam Associates, Inc., et al. v. Housecall Medical Resources, Inc., et al., Civil Action No. 96-CV-2214-JEC (N.D.
Ga.) were filed on August 30, 1996.  On September 12, 1996, Carl
H. Peterson, et al. v. Housecall Medical Resources, Inc., Civil Action No. E-52883 was filed in the Superior Court for Fulton County, Georgia. Carl H. Peterson, et al. v. Housecall Medical Resources, Inc., et al., Civil Action No. 96-CV-2914-JEC (N.D.
Ga.) was filed on November 4, 1996. All four actions were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's Common Stock in its April 1996 initial public offering or in the subsequent aftermarket, respectively. The individual plaintiffs in all four cases alleged that they were induced to purchase the Company's stock on the basis of misrepresentations about the Company and its prospects. All four complaints asserted claims under Sections 11, 12(2), and 15 of the Securities Act of 1933 (the
"1933 Act"). All four complaints named as defendants the Company, its directors and certain of its officers, and the lead underwriters associated with its public offering.

     By an order dated December 5, 1996, the United States
District Court for the Northern District of Georgia consolidated
Civil Action Nos. 96-CV-2214-JEC, 96-CV-2220-JEC, and 96-CV-2914-
JEC. The state court suit, Civil Action No. E-52883, was subsequently dismissed without prejudice. On March 13, 1997, the Company moved to dismiss the consolidated action. Both sides submitted briefs to the court. In the event that the action is not dismissed, the Company will be required to file an answer to the complaint in the consolidated action, and then the plaintiffs will be required to move for class certification. The Company is vigorously defending the consolidated lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 17, 1997, the security holders of the Company voted to amend and restate the original 1996 Stock Option and Restricted
Stock Purchase Plan to increase the shares of Common Stock authorized for issuance under the Plan from 500,000 shares to 1,300,000 shares.
The holders 5,463,677 shares were voted, with the holders of 5,460,327 shares voting for approval and 3,350 voting against approval. The number of authorized stock options was increased to enable the Company to attract, retain, and motivate key employees.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on The Nasdaq
Stock Market since April 4, 1996 under the symbol "HSCL". Prior to such date, there was no public trading market for the Common Stock.

     The table below sets forth on a quarterly basis for the period from April 14, 1996 through the end of the 1997 fiscal year the high and low sales prices of the Company's Common Stock as reported by The Nasdaq Stock Market.


Fiscal Year                    Prices
Ended June 30, 1996        High      Low
-------------------        ----      ---
Fourth Quarter           $23 1/8   $16 1/2


Fiscal Year Ended
June 30, 1997

First Quarter            $20 1/2   $ 5
Second Quarter             6 1/4     4
Third Quarter              6 3/4     4 5/8
Fourth Quarter             5 1/16    3 3/8

     The Closing sale price of the Company's Common Stock as reported on The Nasdaq Stock Market on October 2, 1997 was $4 1/4.

     As of September 17, 1997, there were 92 holders of record of the Company's Common Stock.

     The Company has paid no dividends on its Common Stock since its organization. It does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, contractual restrictions, the general financial condition of the Company, and general business conditions. The Company's credit facility proscribes the payment by the Company of dividends on any of its capital stock, including Common Stock, while any amounts are outstanding thereunder.

ITEM 6.

                                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                                      (In thousands, except per share data)

                                                                          Year ended June 30,
                                                                  -------------------------------------
                                                                   1995             1996            1997
                                                                   ----             ----            ----
STATEMENT OF OPERATIONS:
Net revenues                                                      $84,219        $205,389         $192,065
Operating expenses:
  Patient care                                                     42,879          95,688           85,225
  General and administrative                                       34,069          94,940          100,925
  Provision for doubtful accounts                                   3,395           6,074            5,498
  Depreciation and amortization                                     1,568           3,262            3,529
                                                                  -------         -------          -------
     Total operating expenses                                      81,911         199,964          195,177
                                                                  -------         -------          -------
  Income (loss) from operations                                     2,308           5,425            (3,112)
     Interest expense, net                                            902           4,331             2,699
                                                                  -------         -------          -------
Income (loss) before income taxes and extraordinary item            1,406           1,094            (5,811)
Provision (credit) for income taxes                                   709             895            (1,743)
                                                                  -------         -------           -------
Income (loss) before  extraordinary item                              697             199            (4,068)
Extraordinary loss from early extinguishment
  of debt, net of $387,000 income tax benefit                        --             --                 (902)
Cumulative dividends and accretion on
  Series A Preferred Stock (redeemable)                            (1,327)         (2,006)             --
                                                                  -------         -------            ------
Net loss attributable to common stockholders                      $  (630)       $ (1,807)          $(4,970)
                                                                  =======        ========           =======
Net loss per common share:
  Income (loss) before extraordinary item                          ($0.10)         ($0.24)           ($0.40)
  Extraordinary item                                                 --             --                (0.09)
                                                                  -------        --------            -------
Net income (loss) attributable to common stockholders              ($0.10)         ($0.24)           ($0.49)
                                                                  =======        ========            =======
Weighted average common shares outstanding                          6,283           7,425            10,236
                                                                  =======        ========           =======

                                                                                  June 30,
                                                                   --------------------------------------
                                                                    1995            1996            1997
                                                                    ----          -------           ----
BALANCE SHEET DATA:
Cash and cash equivalents                                         $ 18,349        $ 7,785          $ 2,074
Working capital                                                     19,302         18,646           18,140
Total assets                                                        92,403        103,945          130,766
Long-term debt and capital lease obligations, less
  current portion                                                   41,480         11,720           45,267
Series A Preferred Stock (redeemable)                               17,871           --               --
Stockholders' equity                                                 8,096         66,751           61,847

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The Company generates net revenues primarily from providing home health care services to patients through the operation of home health agencies that it owns and providing management services to home health care agencies owned by others. Since the acquisition of its predecessor on July 1, 1994, Housecall has pursued a growth strategy that has expanded its operations from 58 branch offices, primarily in Tennessee, to 110 owned and 85 managed branch offices in twenty states as of September 1, 1997.

     Through its acquisitions, Housecall has sought to establish or increase its presence and market share within its targeted geographic areas; to add capacity necessary to attain its goal of providing comprehensive, cost-effective one-stop-shop home health care services;
to add significant sources of home health care or related revenues; and to solidify its foundation for using home nursing services to leverage the expansion of its other home health services. For example, the acquisition of MSS on February 3, 1995 added management services as a new source of revenue, which was recently tripled in net revenue by the acquisition of Healthfirst on May 13, 1997; the Home Care Affiliates acquisition on May 31, 1995 more than doubled the size of the Company's home health care operations, expanded the Company's private nursing services, and also added a solid base of operations in Florida; the Biomedical acquisition on July 10, 1995 added a nationwide delivery network and management systems, and contributed significant (although less than expected) net revenues to the Company's infusion therapy services business; and the Messick Homecare acquisition on October 31, 1996 rounded out the internal completion of the one-stop-shop by significantly expanding the respiratory therapy and home medical equipment services and products (RT/HME).

     The Company is seeking to grow its home health care business in geographic areas throughout the Southeast, and to extend its management services operations nationwide.

     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted. In addition, reference is made to the discussion concerning forward looking statements contained in Item 1 of this Annual Report on Form 10-K under "Business -- Certain Factors Affecting Forward Looking Statements".

SOURCES OF NET REVENUES

     "Net revenues" represent gross revenues for all services or products provided or sold by the Company, adjusted to reflect anticipated reductions thereto resulting from contractual adjustments and other allowances to third party payors. The Company separately reserves for doubtful accounts.

     The Company derives substantially all of its net revenues from Medicare, Medicaid, and private third party payors, which include managed care organizations such as HMOs and PPOs, traditional indemnity insurers, and TPAs. The following table outlines the mix of sources for the Company's net revenues for the periods presented:

                                                                     YEAR ENDED JUNE 30,
                                                    --------------------------------------------------
                                                    1995 <F1>               1996                  1997
                                                    -------                 ----                  ----
Medicare -- cost based(2)                             60.7%                  61.1%                60.7%
Medicare -- charge based(3)                            5.1                    4.8                  7.6
Medicaid(4)                                            1.5                    1.6                  2.4
TennCare(5)                                            8.0                    5.9                   -
Managed care organizations(4)                          5.8                    7.1                  7.2
Other private payors                                  15.0                   15.5                 16.8
Management services contracts                          3.9                    4.0                  5.3
                                                     -----                  -----                -----
  Total                                              100.0%                 100.0 %              100.0%
                                                     =====                  =====                =====

<F1>The above amounts for the twelve-month periods are presented on a pro forma combined basis to reflect the results achieved by the companies acquired by Housecall during 1995. See "Business -- Significant Acquisitions".
<F2>Represents reimbursement for all nursing services (including related products) to Medicare patients, except for any such services provided in connection with hospice care.
<F3>Represents reimbursements for all home health care services reimbursed by Medicare, except for nursing services.
<F4>Does not include TennCare payments.
<F5>Contract with Access Medplus for TennCare participants canceled
    February 1996.

      As reflected above, the Medicare program reimburses for home health care services under two basic systems: cost-based and charge-based. Under the cost-based system, the Company is reimbursed at the lower of the Company's reimbursable costs (based on Medicare regulations), cost limits established by HCFA, or the Company's charges. While certain of the Company's corporate level and other overhead expenses are permitted as part of reimbursable costs under Medicare regulations, such reimbursable costs consist predominately of expenses and charges directly incurred in providing the related services, and cannot include any element of profit or net income to the Company. As a result, an increase of net revenues attributable to Medicare cost-based payments does not contribute to net income, unless the Company would have otherwise exceeded applicable Medicare cost limits (and thus not be reimbursed for certain of its fixed costs and expenses) without such increased revenues. Under the charge-based system, Medicare reimburses the Company on a "prospective payment" basis, which consists in general of either a fixed fee for a specific service or a fixed per diem amount for providing certain services. As a result, the Company can generate profit or net income from Medicare charge-based revenues by providing covered services in an efficient, cost-effective manner.

     All nursing services (including related products) provided to Medicare patients, except for nursing services provided to hospice patients, are Medicare cost-based reimbursed. Hospice care and all other home health care services (including non-nursing related products) provided to Medicare patients are Medicare charge-based reimbursed.

     On August 5, 1997, the United States Congress passed into law, the Balanced Budget Act of 1997, which included several key provisions related to the Medicare reimbursement program for providers of home health services. Provisions affecting the providers of home health services include the establishment and implementation of a prospective payment system in the Company's fiscal year 2001 as well as establishing an interim payment schedule prior to the implementation of the prospective payment system in which the Company will be reimbursed on the lower of its actual costs or a new reimbursement limit for services. The interim payment schedule will be effective for the Company's 1999 fiscal year. The Company is studying the impact of the forthcoming reimbursement changes on its Medicare nursing business as it relates to the carrying value of its long-lived assets.

     The Company's net revenues from private third party payors such as managed care organizations, traditional indemnity insurers, and TPAs have profit potential for the Company if it is able to provide the related services and otherwise operate in a sufficiently cost-effective manner. The Company's full range of home health care services is offered and provided to patients for whom the payments for such services are made by private payors or under state programs such as TennCare that do not prohibit a profit component for the Company. However, the Company anticipates that Medicare cost-based payments will continue to represent a significant component of its net revenues for the foreseeable future.

     In connection with its management services, the Company is typically paid a negotiated fixed fee per patient visit performed and billed by the home health care provider for whom the Company is providing management services. The Company has been able to perform these services in a sufficiently cost-effective manner such that its costs have been less than the amount of the fees it has received.

Results of Operation

     As discussed above, Housecall acquired MSS, Home Care Affiliates, and Biomedical during 1995 (the "1995 Acquisitions") Messick Homecare in 1996 and Healthfirst in 1997, each of which has had significant effects on the Company. See " General". The aggregate effects of the above acquisitions, each of which was accounted for as a purchase transaction, result in the inclusion of certain of their operating results in some historical periods but not in others, and make period-to-period comparisons of the Company's historical operating performance difficult.

     The following table sets forth, for the periods indicated, selected financial information as a percentage of net revenues.

                                       PERCENT OF NET REVENUE

                                                                   YEAR ENDED JUNE 30,
                                                                   -------------------
                                                           1995              1996             1997
                                                           ----              ----             ----
Net revenues                                              100.0 %           100.0 %           100.0 %
Operating expenses:
  Patient care                                             50.9              46.6              44.4
  General and administrative                               40.5              46.2              52.5
  Provision for doubtful accounts                           4.0               3.0               2.9
  Depreciation and amortization                             1.9               1.6               1.8
                                                          -----             -----             -----
    Total operating expenses                               97.3              97.4             101.6
                                                          -----             -----             -----
Income(loss) from operations                                2.7               2.6              (1.6)

   Interest expense, net                                    1.1               2.1               1.4
                                                          -----             -----             -----
Income (loss) before income taxes                           1.6               0.5              (3.0)

   Provision (benefit) for income taxes                     0.8               0.4              (0.9)
                                                          -----             -----             -----
Net Income (loss) before extraordinary item                 0.8               0.1              (2.1)
Extraordinary loss from early extinguishment
  of debt, net of $387,000 income tax benefit                 -                -               (0.5)
                                                          -----             -----             -----
Net income (loss)                                           0.8%              0.1%             (2.6)%
                                                          =====             =====             =====

FISCAL YEARS 1997 AND 1996

     The Company's results of operations during the fiscal year ended June 30, 1997 reflect the performance for the entire year of MSS, Home Care Affiliates and Biomedical, companies acquired in the 1995 Acquisitions, and only reflect the performance of Messick Homecare for eight months and Healthfirst for two months. This factor alone accounts for several significant changes in the Company's period-to-period results discussed below.

     NET REVENUES. In fiscal 1997, net revenues decreased 7% to $192.1 million from $205.4 million in fiscal 1996. The decrease was largely due to a $14.0 million decrease in nursing and related care, which was partially off-set by $6.8 million of net revenues in fiscal 1997 from Messick Homecare and $2.8 million of net revenue from Healthfirst, both of which were acquired during fiscal 1997. The Company's operations attributable to its nursing division, however, experienced a $8.9 million reduction in Medicare cost-based revenues, which do not include a profit or net income component for the Company, during fiscal 1997 from fiscal 1996 levels, primarily caused by cost and visit reductions at certain agencies in Tennessee and Florida. Efforts were made during fiscal 1997 to closely scrutinize utilization of services. This resulted in a decrease in the number of visits per patient in order for the agencies to be at or below national average utilization. In addition, the Company closed ten unprofitable branch offices in fiscal 1997.

     Although the Company's net revenues decreased significantly in fiscal 1997, net revenues for the fourth quarter of fiscal 1997 increased to $49.1 million from $46.5 million for the third quarter. The acquisition of Healthfirst in May 1997 added $2.8 million to management services net revenue in the fourth quarter. Net revenues from certain of the Company's operations did not grow during the fourth quarter at the rates the Company had anticipated, and net revenues from the Company's hospice care program actually declined during the fourth quarter from the
third quarter level.   As a result of this revenue shortfall and
certain other factors, the Company sustained a $1.9 million net loss before income taxes in the fourth quarter of fiscal 1997.

     The Company doubled its sales force and developed new programs in an effort to increase net revenues in certain areas of its operations. In particular, the Company is focused on growing its private (non-Medicare) nursing, hospice care, infusion therapy and RT/HME. In addition, the Company has hired new or additional sales personnel for the Company as a whole.
The Company has restructured to a regional philosophy so that the new sales force will sell across all product lines rather than only one product line. The Company has introduced sales incentive programs and has retained new management for the hospice care program. While the volume of all such net revenues will continue to remain small relative to the Company's Medicare cost-based business, such net revenues (along with revenues from the Company's management services) represent the Company's predominate sources of operating income.

     PATIENT CARE COSTS. Patient care costs are comprised of salaries and related benefits for patient care personnel and cost of sales for respiratory therapy, home medical equipment, infusion products, and medical supplies. In fiscal 1997, such costs decreased 11% to $85.2 million from $95.7 million in fiscal 1996. The $10.5 million decrease is primarily attributable to the decrease in nursing revenues of $14 million or 9%. As a percentage of net revenue, patient care costs decreased from 46.6% to 44.4%. Much of this decrease is attributable to a change in the Company's business mix. This decrease also reflects the acquisition of Healthfirst and the resulting increase in management services revenue, which do not generate any patient care cost. In addition, the increase in net revenue, in amount and as a percentage of total revenue, for RT/HME, which has a significantly lower patient care cost percentage of net revenue than nursing services, is a result of the acquisition of Messick Homecare in October 1996. Net revenue for RT/HME increased 46% in fiscal
1997 over fiscal 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised of salaries and benefits for administrative and support staff, occupancy expenses, and other non-patient care operating costs. In fiscal 1997 such expenses increased 6.3% to $100.9 million from $94.9 million in fiscal 1996. Substantially all of the increase is attributable to the fiscal 1997 acquisitions. As a percentage of net revenues, general and administrative expenses increased from 46.2% to 52.5%, reflecting higher corporate overhead and the presence of Healthfirst management services as part of the Company's operations for the last two months of fiscal 1997. Healthfirst requires more administrative personnel to provide such services, and all expenses are classified as general and administrative.

     The Company has undertaken steps to reduce general and administrative expenses in several areas through further consolidation of its acquired operations and certain Company-wide cost-cutting measures. Because certain of these measures involve some personnel reductions, the Company has incurred certain one-time severance costs in implementing those measures. In addition, the Company may incur additional expenses in connection with the defense of the investor litigation, which would increase general and administrative expenses to the extent not reimbursed by the Company's insurance carrier.

     The anticipated growth in the Company's volume of business will necessarily increase the aggregate amount of general and administrative expenses, and increases or decreases in the source of net revenues (including Medicare cost-based) will directly affect such expenses as a percentage of overall net revenues.
The Company's objective is to reduce the effect of general and administrative expenses on the Company's net income, which may or may not be revealed solely by an analysis of such expenses as a percentage of net revenues, due to the effects of Medicare's cost-based system for most of its reimbursement payments for home health care nursing services. In addition, as management services revenues increase as a percentage of total revenues, general and administrative expenses.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts decreased to $5.5 million for fiscal 1997 from $6.1 million for fiscal 1996. As a percentage of net revenues, the provision for doubtful accounts decreased slightly from 3.0% to 2.9%. In addition, the Company canceled a contract to provide services under the TennCare program in fiscal 1996, which required a higher provision for doubtful accounts due to the amount of unpaid claims.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation is provided on the Company's property and equipment. Amortization expense includes the amortization, over a 40-year period, of the excess of purchase price over fair market value of the net identifiable assets acquired by the Company (goodwill) and the amortization of other intangibles. Depreciation and amortization expense was $3.5 million and $3.3 million in fiscal 1997 and 1996, respectively. The increase is primarily attributable to the fiscal year 1997 acquisitions. Depreciation and amortization expense increased slightly as a percentage of net revenues for these periods from 1.6% to 1.8% mainly because of the increase in furniture and equipment expenditures and the decrease in net revenue from 1996 to 1997.

     INTEREST EXPENSE, NET. Interest expense, net, reflects the net result of interest income earned from short-term investments of cash and the interest incurred by the Company on indebtedness. Interest expense, net, was $4.3 million in fiscal 1996 and decreased substantially to $2.7 million in fiscal 1997, reflecting a substantial decrease in the Company's outstanding indebtedness during fiscal 1997. In April 1996, the Company repaid $37.6 million of its borrowings under its former NationsBank credit facility from the proceeds of the initial public offering (discussed below), which significantly reduced the interest expense that the Company incurred during fiscal 1997.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company generated a tax net operating loss during the fiscal year ended June 30, 1997, creating a current tax receivable of approximately $2.3 million.

In addition, the Company's deferred tax asset increased from approximately $3.2 million in fiscal year 1996 to $3.9 million in fiscal year 1997, primarily as a result of increases in nondeductible accruals and the allowance for doubtful accounts. The Company has not recorded a valuation allowance against the tax benefits associated with the deductible temporary differences as they believe strategic initiatives including organizational restructuring and the expansion of its management services business will generate sufficient taxable income in the future that such amounts will be used before expiration.

     NET INCOME. The Company's decrease in net income from $199,000 for fiscal 1996 to a loss of $4.1 million before extraordinary item in fiscal 1997, reflects the substantial decrease in private nursing and infusion revenues and the increase in general and administrative costs for fiscal year 1997 over fiscal year 1996.

FISCAL YEARS 1996 AND 1995

     The Company's results of operations during the fiscal year ended June 30, 1996 reflect the performance for the entire year of all three companies acquired in the 1995 Acquisitions. The Company's results of operations during the fiscal year ended June 30, 1995 do not reflect any performance by Biomedical and only reflect the performance of MSS for five months and Home Care Affiliates for one month. This factor alone accounts for several significant changes in the Company's period-to-period results as discussed below.

     NET REVENUES. In fiscal 1996, net revenues increased 144% to $205.4 million from $84.2 million in fiscal 1995. The $121.2 million increase reflects $16.2 million of net revenues in fiscal 1996 from Biomedical, which was acquired at the beginning of fiscal 1996, and a $112.0 million increase in net revenues from Home Care Affiliates and MSS over the amount attributable to them for the relatively short period that their respective performances are included in the fiscal 1995 results. The Company's operations attributable to its predecessor, however, experienced a $7.0 million reduction in Medicare cost-based revenues (which do not include a profit or net income component for the Company) during fiscal 1996 from fiscal 1995 levels, primarily caused by cost reductions principally from the consolidation of certain operations in Tennessee following the Home Care Affiliates acquisition.

     Although the Company's net revenues increased significantly in fiscal 1996, net revenues for the fourth quarter of fiscal 1996 declined to $47.1 million from $53.7 million for the third
quarter.   Net revenues from certain of the Company's operations
did not grow during the fourth quarter at the rates the Company had anticipated, and net revenues from the Company's infusion therapy business actually declined during the fourth quarter from their third quarter level. As a result of this revenue shortfall and certain other factors, the Company sustained a $2.87 million net loss before income taxes in the fourth quarter of fiscal 1996.

     The Company's cancellation of its TennCare contract with Access MedPlus (which was necessitated because of protracted delays in payments to the Company) led to unanticipated reductions in the volume of other referrals to the Company in Tennessee during the fourth quarter of fiscal 1996. Following the cancellation of that contract, Housecall was required by law to contact its referral sources throughout Tennessee and direct them to refer all TennCare patients who were covered by Access MedPlus to other health care providers who replaced the Company in serving Access MedPlus. Many of those referral sources also redirected non-Access MedPlus patients (including some private as well as TennCare patients) to such replacement health care providers for delivery of home health care services. In addition, when the Company's then-contemplated proposal to sell to Columbia/HCA certain of its duplicate Tennessee CON's and related Medicare-certified agencies became generally known in Tennessee, several of the Company's traditional referral sources in Tennessee who were not favorably disposed to the Company's proposed relationship with Columbia/HCA, reduced or ceased entirely their referrals of patients to the Company. Both of these developments adversely affected net revenues for the Company's Tennessee operations during the fourth quarter of fiscal 1996, which caused the Company's operating costs at one of its home health agencies to exceed allowable Medicare cost caps by approximately $600,000.

     The Company's infusion business has historically had higher profit margins than the Company's other lines of business (except for the much lower volume management services business). As a result, the lower level of infusion net revenues during the fourth quarter had a disproportionate effect on net income for the fourth quarter and the year ended June 30, 1996, even though the $16.2 million of net revenues for the year resulting from the Biomedical acquisition caused an increase for this business line over fiscal 1995.

     PATIENT CARE COSTS. In fiscal 1996, such costs increased 123% to $95.7 million from $42.9 million in fiscal 1995. The $52.8 million increase is primarily attributable to the acquisition of Home
Care Affiliates late in fiscal 1995 and the acquisition of
Biomedical at the beginning of fiscal 1996. These acquisitions significantly increased in fiscal 1996, the Company's volume of business that generate such costs. As a percentage of net revenues, however, patient care costs decreased from 50.9% to
46.6%.   The decrease reflects the presence of management
services (which do not generate patient care costs) as part of the Company's operations for all of fiscal 1996 but for only the last five months of fiscal 1995, due primarily to the acquisition of MSS, and a lower patient care cost structure at Home Care Affiliates compared to the Company's predecessor.

     GENERAL AND ADMINISTRATIVE EXPENSES. In fiscal 1996, such expenses increased 179% to $94.9 million from $34.1 million in fiscal 1995. Substantially all of the increase is attributable to the 1995 Acquisitions, which expanded the Company's requirements for administrative personnel to support the substantially higher volume of business resulting from those acquisitions, as well as its need for additional corporate level management and other personnel to support implementation of the Company's expansion and growth plans. As a percentage of net revenues, general and administrative expenses increased from 40.5% to 46.2%, reflecting the presence of management services (which requires more administrative personnel to provide such services) as part of the Company's operations for all of fiscal 1996 but for only the last five months of fiscal 1995, primarily due to the acquisition of MSS, and a higher general and administrative cost structure at Home Care Affiliates compared to the Company's predecessor. These factors were partially offset by cost reduction initiatives achieved through consolidation of certain of the Company's Tennessee operations following the acquisition of Home Care Affiliates.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased to $6.1 million for fiscal 1996 from $3.4 million for fiscal 1995, as a result of the Company's significantly higher volume of business in fiscal 1996 and the increase in unpaid claims that had been submitted to Access MedPlus under the TennCare program. The provision for doubtful accounts decreased, however, as a percentage of net revenues (3.0% versus 4.0% in fiscal 1996 and 1995, respectively), primarily as a result of an improved payor mix reflected in the generally higher volume of business.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense was $3.3 million and $1.6 million in fiscal 1996 and 1995, respectively. The large increase is primarily attributable to the 1995 Acquisitions. Depreciation and amortization expense decreased slightly as a percentage of net revenues for these periods (from 1.9% to 1.6%) because of the differences in the various assets purchased as part of the Company's acquisitions as compared with the revenues stream of these acquisitions.

     INTEREST EXPENSE, NET. Interest expense, net, was $902,000 in fiscal 1995 and increased substantially to $4.3 million in fiscal 1996, reflecting a substantial increase in the Company's outstanding indebtedness during 1996, primarily as a result of the 1995 Acquisitions and an increased business. In April 1996, however, the Company repaid $37.6 million of its borrowings under its former NationsBank credit facility, which significantly reduced the interest expense that the Company incurred during the remainder of fiscal 1996.

     NET INCOME. The Company's decrease in net income (to $199,000 for fiscal 1996 from $697,000 for fiscal 1995) reflects a $2.87 million net loss before income taxes in the fourth quarter of fiscal 1996 and is attributable to the above factors.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are for expansion of the services provided through its existing operations and working capital. The Company's near term growth objectives will require that Housecall have available substantial amounts of capital as the Company seeks to expand its presence and market share in select geographic markets. Historically, the Company has financed these requirements principally through issuances of stock, subordinated notes (including to affiliates), and borrowings under the Company's various agreements with banks.

     At June 30, 1997, the Company had cash and cash equivalents of $2.1 million and working capital of $18.1 million. As of August 31, 1997, the Company had approximately $4.4 million of cash and cash equivalents and $1.6 million ($3.0 million less $1.4 million letters of credit) of borrowing capacity under its Toronto-Dominion Amended and Restated Credit Agreement.

     Net accounts receivable at June 30, 1997 increased approximately $1.6 million from June 30, 1996, primarily as a result of net revenues increasing $2.0 million in the fourth quarter of fiscal 1997 over the fourth quarter of fiscal 1996. Days sales outstanding of 53.1 at June 30, 1997 were approximately one day higher than June 30, 1996. The Company has placed significant importance on cash collections and as result, 108% of net revenues have been collected during the three months ended August 31, 1997. Management believes that the Company will generate positive cash flow from operations, which will enable the Company to fund its operations and anticipated growth for at least the next year. However, there are no assurances that such sources of capital will be adequate to meet the Company's requirements or that alternative financing sources will be available on terms acceptable to the Company. In addition, delays in reimbursements to the Company by third party payors or the effect of a Medicare adjustment with respect to a prior period's reimbursements may cause working capital constraints. While the Company has experienced such delays and adjustments, the Company has not had a working capital shortfall as a result of any such occurrence.

     During April 1996, the Company completed an initial public offering of 4,140,000 shares of its Common Stock that yielded $59.7 million of net proceeds to the Company. The Company used those proceeds to, among other things, redeem its outstanding shares of Series A Preferred Stock and repay all of its $37.6 million of its outstanding indebtedness under its NationsBank credit facility.

ANALYSIS OF CASH FLOWS

     At June 30, 1996, the Company had cash and cash equivalents of $7.8 million and working capital of $18.6 million. At June 30, 1997, these amounts were $2.1 million and $18.1 million, respectively. The change in these amounts from the end of fiscal 1996 reflects the acquisition of Messick Homecare and Healthfirst as well as the Company's net loss for 1997. Cash used by operating activities was $5.6 million for the fiscal year ended June 30, 1997. A significant use of cash was a decrease in accounts payable and other liabilities of $4.4 million. This decrease in accounts payable and other liabilities, net of the acquisition of Messick Homecare and Healthfirst, reflects the Company's lower volume of business in fiscal 1997 and also the timing of accruals at the respective year ends.

     During the fiscal year ended June 30, 1997, the Company's investing activities used $27.5 million in cash, with approximately $25.6 million (net of cash acquired) used for the acquisition of Messick Homecare and Healthfirst.

     Financing activities provided $27.5 million of cash during the fiscal year ended June 30, 1997. The net proceeds of approximately $37.0 million from the Toronto Dominion Credit
Facility was used to (i) acquire Messick Homecare and Healthfirst; (ii) repay $4.0 million of indebtedness to NationsBank;
(iii) repay $3.3 million of assumed debt in the above acquisitions; and (iv) pay $1.5 million in bank financing fees.

CERTAIN ACCOUNTING MATTERS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS 128 will be effective commencing with the Company's second quarter of the year ending June 30, 1998, and upon adoption, all prior-period earnings and per share data presented will be restated to conform with the provisions of the new pronouncement. Earlier adoption is not permitted. The Company does not believe such adoption will materially impact its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Auditors, the Consolidated
Financial Statements and Notes to the Consolidated Financial
Statements that appear on pages F-1 through F-18 and S-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years, the Company did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure which if booked would have a material impact on the financial statements.

                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


     The information contained under the heading "Election of Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item
401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the headings "Summary Compensation Table, "Option Grants in the Last Fiscal Year",
"Fiscal Year-End Option Values", "Ten Year Option/SAR Repricing", "Directors' Compensation", "Employment Agreement and Severance Agreements" in the definitive Proxy Statement to be used in connection with solicitation of proxies for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information contained under the heading " Voting Securities and Principal Shareholders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the headings "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a) 1. Financial Statements.

     The following financial statements and notes thereto of the Company are incorporated by reference in Item 8 of this Report:

          Report of Independent Auditors.

          Consolidated Balance Sheets at June 30, 1996 and June
          30, 1997

          Consolidated Statements of Operations for the years ended June 30, 1995, June 30, 1996, and June 30, 1997

          Consolidated Statements of Stockholders' Equity for the
          Years ended June 30, 1995, June 30, 1996, and June 30, 1997

          Consolidated Statements of Cash Flows for the Years ended June 30, 1995, June 30, 1996, and June 30, 1997

          Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules.

     The following financial statement schedule is included on page S-1 of this Annual Report on Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

     Schedule II -- Valuation and Qualifying Accounts

     3. Exhibits.

     The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K:

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
------         -------------------------------------------------------------------------
3.1         -- Restated Certificate of Incorporation of the Company, included as Exhibit
               3.1 to the Company's Form S-1, File No. 333-688, previously filed with the Commission and incorporated herein by reference.

3.2         -- Bylaws of the Company, included as Exhibit 3.2 to the Company's Form S-1,
               File No. 333-688, previously filed with the Commission and incorporated herein by reference.

10.1        -- Registration Rights Agreement, dated June 30, 1994, by and among the
               Company and the Several Participants named therein, as amended by the
               First Amendment thereto, dated June 29, 1995 and the Second Amendment thereto, dated August 28, 1995, included as Exhibit 10.3 to the Company's
               Form S-1, File No. 333-688, previously filed with the Commission and incorporated herein by reference.

10.2(a)     -- Amended and Restated Employment Agreement, dated as of January 1,
               1996, by and between the Company and George D. Shaunnessy, included as
               Exhibit 10.4 to the Company's Form S-1, File No. 333-688, previously filed with the Commission and incorporated herein by reference.*

10.2(b)     -- Severance Agreement, dated April 10, 1997, by and between the Company and George D. Shaunnessy.

10.3        -- Amended and Restated Employment Agreement, dated as of January 1, 1996, by and between the Company and Peter J. Bibb, included as Exhibit 10.5 to the Company's Form S-1, File No. 333-688, previously filed with the
               Commission and incorporated herein by reference.*

10.4        -- Amended and Restated Employment Agreement, dated as of January 1, 1996, by and between the Company and Harold W. Small, included as Exhibit 10.6 to the Company's Form S-1, File No. 333-688, previously filed with the
               Commission and incorporated herein by reference.*

10.5        -- Amended and Restated Employment Agreement, dated as of January 1, 1996, by and between the Company and Thomas F. Luthringer, included as Exhibit
               10.7 to the Company's Form S-1, File No. 333-688, previously filed with the Commission and incorporated herein by reference.*

10.6       --  Employment Agreement, dated March 11, 1997, by and between the Company and Daniel J. Kohl, included as Exhibit 10 to the Company's 10-Q ,
               File No. 0- 28134, previously filed with the Commission and incorporated herein by reference*

10.7       -- Asset Purchase Agreement between the Company and Messick Homecare, Inc.
              dated October 31, 1996, included as Exhibit 2 on the Company's 8-K, File No.
              000-28134,  previous filed with the Commission and incorporated herein by reference.

10.8       -- Covenant to Compete, dated May 31, 1995, executed by Home Care
              Affiliates, Inc. and the Company in favor of Res-Care, Inc., included as
              Exhibit 10.11 to the Company's Form S-1, File No. 333-688, previously filed with the Commission and incorporated herein by reference.

10.9      --  Asset Purchase Agreement between the Company and Healthfirst, Inc. dated
              May 13, 1997, included in the Company's Form 8-K, File No. 000-28134, previously filed with the Commission on August 27, 1997, and incorporated herein by reference.

10.10     -- Asset Purchase Agreement between the Company and R.N. Registry Inc.
             dated as of June 30, 1996, included as Exhibit 2.1 to the Company's Form 8-K having an event date of June 30, 1996, previously filed with the
              Commission and incorporated herein by reference.

10.11      -- Modified and Restated Credit Agreement("Credit Agreement"), dated July
              31, 1995 by and between the Company and NationsBank N.A. (Carolinas) as party and as agent for Toronto Dominion (Texas), Inc. and AmSouth Bank of
              Alabama, included as Exhibit 10.13 to the Company's Form S-1, File No.
              333-688, previously filed with the Commission and incorporated herein by reference.

10.12       -- Stock Option, granted as of September 19, 1995, by the Company to James
               E. Dalton, Jr., included as Exhibit 10.16 to the Company's Form S-1, File
               No. 333-688, previously filed with the Commission and incorporated herein by reference.*

10.13       -- Stock Option, granted as of September 19, 1995, by the Company to Howard
               R. Deutsch, included as Exhibit 10.17 to the Company's Form S-1, File No.
               333-688, previously filed with the Commission and incorporated herein by reference.*

10.14       -- Stock Option, granted as of September 19, 1995, by the Company to R. Dale
               Ross, included as Exhibit 10.18 to the Company's Form S-1, File No.
               333-688, previously filed with the Commission and incorporated herein by reference.*

10.15       -- Consulting Agreement by and between Green Mountain Software
               Corporation and Medical Support Services of Tennessee, Inc., dated October 25,
               1994,  included as Exhibit 10.19 to the Company's Form S-1, File No. 333-688,
               previously filed with the Commission and incorporated herein by reference.

10.16       -- Performance Stock Option and Restricted Stock Purchase Plan, dated June
               1994, included as Exhibit 4.3 to the Company's Form S-8, File No.
               333-07257, previously filed with the Commission and incorporated herein by reference.*

10.17       -- Stock Option and Restricted Stock Purchase Plan, dated June 1994 included as Exhibit 10.20 to the Company's Form S-1, Commission File No. 33-688,
               previously filed with the Commission and incorporated herein by reference.*

10.18       -- 1996 Stock Option and Restricted Stock Purchase Plan dated January 1996 included as Exhibit 4.1 to the Company's Form S-8, File No. 333-07257,
               previously filed with the Commission and incorporated herein by reference.*

10.19       -- Asset Purchase Agreement between the Company and R.N. Registry, Inc., dated as of June 30, 1996, included as Exhibit 2.1 to the Company's Form
               8-K, as amended, having an event date of June 30, 1996.

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
10.19 (a)   -- Acquisition Agreement by and among Housecall Medical Resources, Inc., HFI
               Acquisition Corp., HFI Management, Inc., HFI Home Care Management, L.P.,
               The Shareholders of HFI Management, Inc. and the Partners of HFI Homecare
               Management, L.P., dated May 13, 1997 and included as Exhibit 2.1 to the
               Company's Form 8-K, File No. 000-28134, previously filed with Commission and incorporated herein by reference.

10.19(b)    -- Share Purchase Agreement by and amont HFI Acquisition Corp. Housecall
               Medical Resources, Inc. HF Holdings, Inc., HTHF, Inc. and Home Technology
               Healthcare, Inc., dated May 13, 1997 and included as Exhibit 2.2 to the
               Company's File 8-K, File No. 000-28134, previously filed with Commission and incorporated herein by reference.

10.19(c)    -- First Amendment to Share Purchase Agreement and First Amendment to
               Acquisition Agreement by and between Housecall Medical Resources, Inc.,
               HFI Acquisition Corp., HFI Management, Inc., HFI Home Care Management,
               L.P., The Shareholders of HFI Management, Inc. and the partners of HFI Homecare
               Management, L.P., dated May 13, 1997 and included as Exhibit 2.3 to the
               Company's Form 8-K, File No. 000-28134, previously filed with Commission and incorporated herein by reference.

10.19(d)    -- Securities Acquisition Agreement by and between Housecall Medical Resources,
               Inc. and R. Steven Williams, dated as of May 13, 1997 and included as
               Exhibit 2.4 to the Company's Form 8-K, File No. 000-28134, previously filed with Commission and incorporated herein by reference.

10.20       -- Amended and Restated Credit Agreement with The Toronto-Dominion Bank dated as of May 13, 1997

11          -- Statement regarding computation of earnings per share.
21          -- Subsidiaries of the Company.
23          -- Consent of Ernst & Young LLP
27          -- Financial Data Schedule (for SEC use only).
99          -- Draft of Proxy Statement, dated October 15, 1997

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item
     14(c) of Form 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...............................................F-2
Consolidated Balance Sheets at, June 30, 1996 and June 30, 1997..............F-3
Consolidated Statements of Operations -
Year Ended June 30, 1995, June 30, 1996, and June 30, 1997...................F-4
Consolidated Statements of Stockholders' Equity --
Year Ended June 30, 1995, June 30, 1996, and June 30, 1997...................F-5
Consolidated Statements of Cash Flows --
Year Ended June 30, 1995, June 30, 1996, and June 30, 1997...................F-6
Notes to Consolidated Financial Statements...................................F-7
Schedule II -- Valuation and Qualifying Accounts.............................S-1

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Housecall Medical Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Housecall Medical Resources, Inc. (the "Company") as of June 30, 1996 and
1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30,1997, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Atlanta, Georgia
September 8, 1997

                 HOUSECALL MEDICAL RESOURCES, INC.

                     CONSOLIDATED BALANCE SHEETS


                                                                                            June 30,
                                                                                      ----------------------
                                                                                      1996              1997
                                                                                      ----              ----
                                            ASSETS
Current assets:
   Cash and cash equivalents                                                 $     7,785,000      $  2,074,000
   Accounts receivable -- less allowance for doubtful accounts of
      $2,920,000 in 1996 and $6,394,000 in 1997                                   27,293,000        28,927,000
   Income taxes receivable                                                           940,000         2,368,000
   Deferred income taxes                                                           3,223,000         3,956,000
   Inventory                                                                       1,067,000         1,144,000
   Other current assets                                                              920,000         1,125,000
                                                                              --------------       -----------
          Total current assets                                                    41,228,000        39,594,000

   Property and equipment:
      Land                                                                            25,000            25,000
      Building                                                                     1,411,000         1,526,000
      Furniture and equipment                                                      5,660,000        10,219,000
                                                                              --------------       -----------
                                                                                   7,096,000        11,770,000
   Less accumulated depreciation and amortization                                  1,927,000         2,738,000
                                                                              --------------       -----------
Net property and equipment                                                         5,169,000         9,032,000
Excess of cost of acquired businesses over fair values of net
   acquired                                                                       55,575,000        80,192,000
Deferred financing costs                                                           1,480,000         1,361,000
Other assets                                                                         493,000           587,000
                                                                              --------------       -----------
                                                                             $   103,945,000      $130,766,000
                                                                              ==============       ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                          $     7,455,000      $  5,383,000
   Accrued payroll and related expenses                                            7,749,000         7,965,000
   Other accrued liabilities                                                       2,632,000         3,830,000
   Current portion of long-term debt                                               4,085,000         3,517,000
   Current portion of capital lease obligations                                      661,000           759,000
                                                                              --------------       -----------
      Total current liabilities                                                   22,582,000        21,454,000

   Long-term debt                                                                 10,186,000        43,214,000
   Capital lease obligations                                                       1,534,000         2,053,000
   Other long-term liabilities                                                     1,887,000         1,370,000
   Deferred income taxes                                                           1,005,000           828,000
   Commitments and contingencies
   Stockholders' equity:
     Preferred stock, $.10 par value, 9,800,000 shares authorized, no shares issued and outstanding
     Common stock, $.01 par value, 30,000,000 shares
       authorized, 10,218,900 and 10,285,400 shares issued and
       outstanding in 1996 and 1997                                                  102,000           103,000
   Additional paid in capital on common stock                                     66,649,000        66,714,000
   Retained earnings (deficit)                                                        --            (4,970,000)
                                                                              --------------       -----------
          Total stockholders' equity                                              66,751,000        61,847,000
                                                                              --------------       -----------
                                                                             $   103,945,000      $130,766,000
                                                                              ==============       ===========

See accompanying notes.

                 HOUSECALL MEDICAL RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Year Ended June 30,
                                                           -------------------------------------------
                                                           1995                1996              1997
                                                           ----                ----              ----
Net revenues                                         $   84,219,000     $  205,389,000      $  192,065,000
Operating expenses:
  Patient care                                           42,879,000         95,688 000          85,225,000
  General and administrative                             34,069,000         94,940,000         100,925,000
  Provision for doubtful accounts                         3,395,000          6,074,000           5,498,000
  Depreciation and amortization                           1,568,000          3,262,000           3,529,000
                                                       ------------      -------------       -------------
       Total operating expenses                          81,911,000        199,964,000         195,177,000
                                                       ------------      -------------       -------------
  Income(loss) from operations                            2,308,000          5,425,000          (3,112,000)
  Other income (expense):
   Interest income                                          180,000            348,000             219,000
   Interest expense                                      (1,082,000)        (4,679,000)         (2,918,000)
                                                       ------------      -------------       -------------
Income (loss) before income taxes                         1,406,000          1,094,000          (5,811,000)
Provision (benefit) for income taxes                        709,000            895,000          (1,743,000)
                                                       ------------      -------------       -------------
Net income (loss) before extraordinary item                 697,000            199,000          (4,068,000)
Extraordinary loss from early extinguishment
   of debt, net of $387,000 income tax benefit                 --                  --             (902,000)
                                                       ------------      -------------       -------------
Net income (loss)                                          697,000             199,000          (4,970,000)
Cumulative dividends and accretion on
   Series A Preferred Stock (redeemable)                (1,327,000)         (2,006,000)               --
                                                       -----------       -------------      ---------------
Net loss attributable to common stockholders         $    (630,000)      $  (1,807,000)      $  (4,970,000)

Net loss per common share:
  Loss before extraordinary item                     $       (0.10)      $       (0.24)      $       (0.40)
  Extraordinary Item                                           --                  --                (0.09)
                                                       ===========       =============       ==============
                                                     $       (0.10)    $         (0.24)     $        (0.49)
                                                       ===========       =============       ==============
Weighted average common shares outstanding               6,283,000           7,425,000           10,326,000
                                                       ===========       =============       ==============


See accompanying notes

                 HOUSECALL MEDICAL RESOURCES, INC

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Additional       Retained
                                                    Common Stock             Paid-in         Earnings
                                                Shares         Amount        Capital         (Deficit)           Total
                                                ---------------------       ----------      -----------          ------
Balance at July 1, 1994                              -       $      -      $         -    $        -       $           -
  Issuance of stock for cash                   5,454,150        56,000       8,340,000             -            8,396,000
  Issuance of stock in connection with
    an acquisition                               424,750         3,000         327,000             -              330,000
  Net income                                           -             -               -         697,000            697,000
  Accretion on Series A Preferred Stock                -             -               -         (27,000)           (27,000)
  Cumulative dividends on Series A
    Preferred Stock                                    -             -        (630,000)       (670,000)        (1,300,000)
                                              ----------      --------      ----------     -----------      -------------
Balance at June 30, 1995                       5,878,900        59,000       8,037,000              -           8,096,000

  Issuance of stock for cash                     200,000         2,000          798,000             -             800,000
  Issuance of stock in connection with
    initial public offering, net of
    issuance costs                             4,140,000        41,000       59,621,000             -          59,662,000
  Net income                                           -             -                -        199,000            199,000
  Accretion on Series A Preferred Stock                -                       (26,000)       (199,000)          (225,000)
  Cumulative dividends on Series A
    Preferred Stock (redeemed April, 1996)             -              -     (1,781,000)             -          (1,781,000)
                                              ----------      --------      ----------     -----------      -------------
Balance at June 30, 1996                      10,218,900       102,000      66,649,000                         66,751,000

  Exercise of common stock options                66,500         1,000          65,000              -              66,000
  Net loss                                             -             -               -      (4,970,000)        (4,970,000)
                                              ----------      --------      ----------     -----------      -------------
Balance at June 30, 1997                      10,285,400     $ 103,000     $66,714,000     $(4,970,000)     $  61,847,000
                                              ==========      =========     ===========     ==========       ============

See accompany notes.

                 HOUSECALL MEDICAL RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended June 30,
                                                                      -----------------------------------
                                                                      1995          1996             1997
                                                                      ----          ----             ----
OPERATING ACTIVITIES
Net income (loss)                                              $    697,000   $    199,000     $  (4,970,000)
Adjustments to reconcile net  income (loss) to net cash
 provided (used) by operating activities:
 Depreciation and amortization                                    1,568,000      3,262,000         3,529,000
 Amortization of deferred financing costs                             --           433,000           442,000
 Deferred income taxes                                              489,000        (98,000)         (613,000)
 Extraordinary item                                                   --             --              902,000
 Changes in operating assets and liabilities, net of
   businesses:
      Accounts receivable                                          (750,000)    (5,455,000)           (21,000)
      Other current assets and inventory                           (577,000)       386,000            515,000
      Accounts payable                                            1,624,000       (395,000)        (2,876,000)
      Accrued payroll and related expenses                       (1,143,000)       912,000           (235,000)
      Other accrued liabilities                                     792,000     (1,769,000)        (1,297,000)
      Income taxes payable/receivable                            (1,803,000)        38,000         (1,042,000)
                                                                -----------    -----------        -----------
Net cash provided (used) by operating activities                    897,000     (2,487,000)        (5,666,000)

INVESTING ACTIVITIES
Payments for business acquisitions, net of cash acquired        (42,198,000)    (9,178,000)       (25,622,000)
Additions to property and equipment                                (118,000)    (1,039,000)        (2,169,000)
Other, net                                                          (99,000)    (1,010,000)           261,000
                                                                -----------    -----------        -----------
Net cash used in investing activities                           (42,415,000)   (11,227,000)       (27,530,000)

FINANCING ACTIVITIES
Net (repayments) borrowings under line of credit agreement         (793,000)         --                  --
Repayment of long-term debt                                           --       (41,731,000)          (123,000)
Proceeds from issuance of long-term debt                         44,576,000      9,171,000         36,999,000
Refinancing of long-term debt                                    (5,524,000)    (3,713,000)        (7,307,000)
Repayment of Series A Preferred Stock                                 --       (19,877,000)              --
Proceeds from issuance of Series A Preferred Stock               15,884,000           --                 --
Proceeds from issuance of common stock                            8,396,000    60,462,000              66,000
Principal payments under capital lease obligations                 (868,000)   (1,064,000)           (663,000)
Deferred financing costs                                         (1,804,000)      (98,000)         (1,487,000)
                                                                -----------    ----------          ----------
Net cash provided by financing activities                        59,867,000     3,150,000          27,485,000
                                                                -----------    ----------          ----------
Net increase (decrease) in cash and cash equivalents             18,349,000   (10,564,000)         (5,711,000)
Cash and cash equivalents at beginning of year                        --       18,349,000           7,785,000
                                                                -----------    ----------          ----------
Cash and cash equivalents at end of year                       $ 18,349,000   $ 7,785,000         $ 2,074,000
                                                                ===========    ==========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                  $    856,000  $  4,341,000        $ 2,473,000
                                                                ===========    ==========           =========
Income taxes paid (received)                                   $  1,463,000  $  2,294,000        $  (574,000)
                                                                ===========    ==========           =========

See accompanying notes.

                    HOUSECALL MEDICAL RESOURCES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS

     Housecall Medical Resources, Inc. (the "Company") was incorporated in June 1994 and commenced operations on July 1, 1994. The Company provides home health services and products including, home nursing and related care, infusion therapy, respiratory therapy, home medical equipment and hospice care. In addition, the Company provides management services -- consisting of clinical and marketing support, computerized billing and records retention services, staffing and other general administrative support -- to clients who are home health agencies. At June 30, 1997, the Company had operations in twenty states and the District of Columbia. A majority of the Company's outstanding common stock is owned by Welsh, Carson, Anderson & Stowe VI, L.P. and its affiliates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NET REVENUES AND ESTIMATED SETTLEMENTS WITH THIRD PARTY PAYORS

     Services rendered to patients covered by Medicare and Medicaid programs represented approximately 70%, 67% and 71% of net revenues for the years ended June 30, 1995, 1996 and 1997, respectively. Payments for services rendered to patients covered by these programs are generally less than the billed charges. Provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs' method of payment, generally based on cost reimbursement determined on a retrospective basis. Final settlements under these programs are subject to administrative review and audit, and provisions are currently made for adjustments which may result during the period in which such adjustments become known. Net revenues are presented net of provisions for contractual adjustments and other allowances of $23,331,000, $58,407,000 and $44,234,000 in 1995, 1996, and
1997, respectively, in the accompanying consolidated statements of operations.

      In the ordinary course of business, services are rendered to patients who are financially unable to pay for the care. The value of these services is not material to the results of operations.

     Management services revenues are recognized at contracted rates as services are provided. The Company's management services agreements are generally for terms of one to five years. The Company is generally compensated based on the number of visits performed and billed by the managed agencies. Renewal of the agreements is subject to negotiation at their expiration. Management services revenues were $2,600,000, $8,100,000, and $10,100,000 1995, 1996 and 1997, respectively.

CASH EQUIVALENTS

     All highly liquid investments with maturities of three months or less are considered to be cash equivalents.

INVENTORY

     Inventory, which is comprised primarily of medical supplies held for sale and durable medical equipment, is valued at the lower of cost (determined by the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives or the term of the lease, if shorter:

    Buildings                  30 to 35 years
    Furniture                    3 to 7 years
    Leasehold improvements      5 to 10 years

     Depreciation expense of $1,039,000, $1,854,000 and $1,850,000 includes amortization of assets recorded under capital leases for years ended June 30, 1995, 1996 and 1997, respectively.

EXCESS OF COST OF ACQUIRED BUSINESSES OVER THE FAIR VALUES OF ASSETS
ACQUIRED

     The excess of cost of acquired businesses over the fair values of assets acquired (goodwill) is being amortized by the Company over 40 years. Accumulated amortization at June 30, 1996 and 1997 was $1,855,000 and $3,481,000, respectively.

     The amortization period of goodwill was determined based on the Company's assessment of the future cash flows of the Company's acquired home health businesses. In evaluating anticipated future cash flows, the Company considered factors such as general home health industry trends, competition, regulatory and legal issues and other economic factors.

     In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement No. 121"), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than assets' net book values. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Based on the Company's estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its long-lived assets. Nonetheless, it is reasonably possible that estimates of undiscounted cash flows may change in the near term resulting in the need to write-down certain assets to their fair values.

     On August 5, 1997, the United States Congress passed into law, the Balanced Budget Act of 1997, which included several key provisions related to the Medicare reimbursement program for providers of home health services. Provisions affecting the providers of home health services include the establishment and implementation of a prospective payment system in the Company's fiscal year 2001 as well as establishing an interim payment schedule prior to the implementation of the prospective payment system in which the Company will be reimbursed on the lower of its actual costs or a new reimbursement limit for services. The interim payment schedule will be effective for the Company's 1999 fiscal year. The Company is studying the impact of the forthcoming reimbursement changes on its Medicare nursing business as it relates to the carrying value of its long-lived assets.

DEFERRED FINANCING COSTS

     The costs incurred in connection with negotiating and closing financing agreements are capitalized and amortized over the terms of the related agreements. Accumulated amortization of deferred financing costs at June 30, 1996 and 1997 was $423,000 and $331,000, respectively.

PER SHARE DATA

      Net loss per common share is calculated using the weighted average number of common and common equivalent shares, when dilutive, outstanding during the period. In addition, pursuant to the requirements of the Securities and Exchange Commission, common stock issued at prices lower than the initial public offering price and options to purchase common stock granted during the twelve months preceding January 26, 1996 (see
Note 5) have been included in the calculation of the shares used in computing per share information as if they were outstanding for all periods presented (using the treasury stock method at the initial public offering price of $16 per share). Net loss per common share calculated in accordance with generally accepted accounting principles would equal $(.26) and $(.12) for the years ended June 30, 1996 and 1995, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS 128 will be effective commencing with the Company's second quarter of the year ending June 30, 1998, and upon adoption, all prior-period earnings and per share data presented will be restated to conform with the provisions of the new pronouncement. Earlier adoption is not permitted. The Company does not believe such adoption will materially impact the financial statements.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, income tax receivable, deferred income taxes, other current assets, other assets, accounts payable, accrued payroll and related expenses, and other accrued liabilities approximate their fair values. The carrying amounts reported in the consolidated balance sheets for the term loan, revolver and capital lease obligations approximate fair value since the debt and capital leases bear interest at rates which approximate current market rates.

CONCENTRATION OF CREDIT RISK

     The Company's principal financial instruments subject to potential concentration of credit risk are its trade accounts receivable. At June 30, 1996 and 1997, $13,475,000 and $12,611,000, respectively, of net accounts receivable were due from Medicare and Medicaid. The concentration of credit risk with respect to accounts receivable from non-governmental payors is limited due to the large number of payors and their dispersion across many different insurance companies, individuals and geographic locations. Approximately 82% of the Company's net revenues in fiscal year 1997 were derived from its operations in Tennessee and Florida.

RECLASSIFICATIONS

     Reclassifications of certain 1995 and 1996 financial statement amounts have been made to conform to the 1997 presentation.

2. ACQUISITIONS

     On July 1, 1994, the Company acquired all of the outstanding stock of its predecessor entity Housecall, Inc. (the "Predecessor"), a home health company primarily operating in Tennessee and Virginia, for consideration of approximately $13,010,000 in cash, 330,000 shares of common stock and 6,600 shares of Series A Preferred Stock. The estimated fair value of the common stock and Series A Preferred Stock issued in connection with this transaction was $990,000. A portion of the cash consideration, approximately $3,325,000, was paid into escrow to secure the indemnification obligations of the selling shareholders of the Predecessor. As of June 30, 1997, the Company had made claims against the escrowed amount primarily relating to Medicare reimbursement liabilities which were not disclosed by the selling shareholders at the date of acquisition. Any amounts ultimately collected from the escrowed amount will be reflected as a reduction in the purchase price.

     On February 3, 1995, the Company acquired all of the outstanding stock of Medical Support Services, Inc. ("MSS"), a home health management company primarily operating in Alabama, for cash consideration of approximately $4,250,000. A portion of the cash consideration, approximately $300,000, was paid into escrow to secure the indemnification obligations of the selling shareholder of MSS. In connection with this transaction, the Company entered into employment and stock option agreements with the selling shareholder. Under the stock option agreement, the selling shareholder was granted an option to purchase 50,000 shares of the Company's common stock at an exercise price of $1 per share (the estimated fair value of the Company's common stock at that date). The selling shareholder exercised the option in March 1997.

     On May 31, 1995, the Company acquired all of the outstanding stock of Home Care Affiliates, Inc. ("HCAI"), a home health company primarily operating in Florida, Tennessee, Kentucky and Indiana for aggregate consideration of approximately $27,860,000, of which $25,600,000 was paid in cash with the remainder to be paid over the next four years. In addition, the Company agreed to grant to two of the selling shareholders the right to purchase up to 200,000 shares of the Company's common stock for $4 per share (the estimated fair value of the Company's common stock at that date). The selling shareholders exercised these purchase rights in August 1995, and purchased an aggregate of 200,000 shares of common stock for cash consideration of $800,000. After completing the HCAI acquisition, the Company evaluated the collectibility of accounts receivable of HCAI, and using its regular systematic approach, concluded that it would record a $1 million charge to bad debt expense as of June 30, 1995, which amount is reflected in the Company's financial statements for the year then ended.

     On July 10, 1995, the Company acquired all of the outstanding stock of Biomedical Home Care Affiliates, Inc. ("Biomedical"), an infusion therapy services company primarily operating in Florida and North
Carolina, for consideration of approximately $9,000,000 in cash, including transaction costs and bonuses paid to Biomedical employees, and a subordinated note of $1,000,000.

     On June 30, 1996, the Company acquired the primary operating assets of R. N. Registry, Inc. ("R.N. Registry"), a home health agency operating in eleven counties in Indiana, for consideration of approximately
$225,000 in cash and $283,000 in assumed liabilities.

     On October 31, 1996, the Company acquired all of the outstanding stock of Messick Homecare, Inc. ("Messick"), a respiratory therapy and home medical equipment company primarily operating in Tennessee, for consideration of approximately $5,500,000 in cash and $2,100,000 in assumed debt. Approximately $850,000 of the merger consideration was placed in an escrow account at the closing; up to $750,000 of that escrow fund may be repayable to the Company depending on developments over the next 17 months with respect to decreases in the Medicare reimbursement rate for oxygen therapy and related services; the remaining $100,000 of the escrow amount comprises an indemnification fund. At June 30, 1997, the entire $850,000 remains in the escrow account.

     On May 13, 1997, the Company acquired all of the outstanding stock of the Healthfirst Entities, a group of companies related through common control and management, ("Healthfirst"), a group of management services companies that operate in nineteen states, for consideration of approximately $21,800,000 in cash and, $1,200,000 in assumed debt. In connection with the acquisition, the Company has agreed to issue approximately 63,000 shares of common stock in accordance with an employment agreement with one of the selling shareholders.

     Each of the above acquisitions was accounted for as a purchase transaction and, accordingly, the various assets acquired and liabilities assumed have been recorded at their respective fair values as of the dates of acquisition. The results of operations of the acquired businesses have been included in the accompanying consolidated statements of operations since their respective purchase dates.


     The following unaudited pro forma information for the year ended June 30, 1996 is presented as if Messick, Healthfirst and R.N. Registry had been acquired on July 1, 1995 and such information for the year ended June 30, 1997 is presented as if Messick and Healthfirst had been acquired on July 1, 1996. This information does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on such dates.

                                                            1996              1997
                                                            ----              ----
Net revenue                                            $228,858,000     $207,837,000
Net loss                                                   (422,000)      (4,573,000)
Net loss attributable to common stockholders             (2,428,000)      (4,573,000)
Net loss per common share                                     (0.32)           (0.45)

3. LONG-TERM DEBT

     At June 30, 1996 and 1997, long-term debt consisted of:
                                                             1996              1997
                                                             ----              ----

Revolving credit and term loan agreement                  $4,000,000      $37,000,000
Subordinated notes payable                                 9,645,000        9,714,000
Other                                                        626,000           17,000
                                                          ----------      -----------
                                                          14,271,000       46,731,000
Current portion                                            4,085,000        3,517,000
                                                          ----------       ----------
                                                         $10,186,000      $43,214,000
                                                          ==========       ==========

     In May 1995, the Company entered into a Credit Agreement (the
"Agreement") with NationsBank, N.A..  The Agreement provided for a
$30,000,000 term loan facility ("Term Loan A"), a $13,000,000 term loan facility ("Term Loan B") and a revolving credit facility of $12,000,000.
In April 1996, the Company's borrowings under Term Loan A were repaid with proceeds from the Company's initial public offering, and the Term
Loan A facility was no longer available for borrowings by the Company. As of June 30, 1996, the Company had borrowings of $4,000,000 under the revolving credit facility.

     In October 1996, the Company entered into a loan (the "Bridge Loan") with a bank. The Bridge Loan provided for a $15,000,000 revolving credit facility. Borrowings under the Bridge Loan were used to repay the remaining indebtedness under the NationsBank Credit Facility and for the acquisition of Messick in October 1996. Borrowings outstanding under the Bridge Loan bear interest, at the Company's option, at either the bank's prime rate plus .75% or LIBOR plus 2.25%. Commitment fees of .5% are payable quarterly on the unused portion. The Company recorded charges in connection with the write-off of certain deferred financing costs related to the NationsBank Credit Facility. These items, totaling $1,289,000, have been reported as an extraordinary item, net of income taxes of $387,000 during the year ended June 30, 1997.

     On May 13, 1997 the Company entered into an Amended and Restated
Credit Agreement (the "Restated Agreement") that provides for a
$22,000,000 term loan and an $18,000,000 revolver. The proceeds of the term loan were used to acquire Healthfirst. Approximately $15,000,000 was drawn on the revolver to repay the Bridge Loan.

     Borrowings outstanding under the Restated Agreement bear interest, at the Company's option, at either the bank's prime rate (8.5% at June
30, 1997) plus 2.0% or an adjusted eurodollar rate, as defined by the Restated Agreement (5.8125% at June 30, 1997) plus 3.0%. Commitment fees of .375% are payable quarterly on the unused portion of the funds available under the Restated Agreement. In addition, in connection with the Restated Agreement, warrants for 150,000 shares of the Company's common stock were issued to the lender at a exercise price of $5.00 per share. The warrants are exercisable at any time through May 13, 2002.
The outstanding balance under the term loan is due in nine quarterly installments comprising currently earned interest and principal payments ranging from $1,500,000 to $3,500,000. The remaining outstanding balance under the revolving credit facility is due in full on May 1, 2000.
Borrowings under the Restated Agreement are secured by substantially all of the assets of the Company and its subsidiaries. As of June 30, 1997, the Company had borrowed $15,000,000 under the revolving credit facility.
The Company has standby letters of credit of approximately $1,400,000 as of June 30, 1997.

     On June 23, 1997, the Company entered into interest rate swap transactions with the bank under which the Company effectively fixed the interest rate on $22,000,000 of its borrowings under the Restated
Agreement at approximately 9.17% for the period from June 23, 1997 to May 1, 1999.

     The Restated Agreement requires prepayment of the borrowings for the amount of any excess cash flows, as defined, beginning in July 1998, and for the net proceeds from asset sales, the issuance of stock for cash under certain circumstances or the issuance of any additional debt.

     The Restated Agreement contains numerous restrictive covenants, which limit, among other things: future borrowings; payment of dividends on any class of the Company's capital stock; loans to subsidiaries, affiliates or third parties and certain investments. The Agreement also requires the maintenance of specified levels of cash flows, interest coverage and net worth.

     The subordinated notes (held by an affiliate of Welsh, Carson, Anderson & Stowe VI, L.P. -- see Note 1) have a face value of $10,000,000 and a stated interest rate of 10.5%. The notes were issued at a discount of $454,000 and have an effective interest rate of approximately 12.5%.
The notes are due in two equal installments on June 30, 2001 and June 30, 2002. The notes are subordinate to all obligations of the Company to banks or other financial institutions for borrowed money.

     The aggregate annual maturities of long-term debt at June 30, 1997 are:

                    YEAR ENDED JUNE 30,

1998                       $    3,517,000
1999                            7,500,000
2000                           26,000,000
2001                            4,857,000
Thereafter                      4,857,000
                           --------------
                           $   46,731,000
                           ==============



4. LEASE COMMITMENTS

CAPITAL LEASES

     The Company leases equipment under capital leases. During 1996 the Company entered into capital lease obligations with original principal amounts of approximately $225,000. During 1997, except for capital leases assumed in acquisitions, the Company did not enter into any new capital leases. At June 30, 1996 and 1997 property under capital leases consist of:

                                                          1996               1997
                                                          ----               ----
Building                                             $    662,000       $  1,764,000
Furniture and equipment                                 1,389,000          2,608,000
                                                       ----------        -----------
                                                        2,051,000          4,372,000
Less Accumulated amortization                             811,000          1,566,000
                                                       ----------        -----------
                                                     $  1,240,000       $  2,806,000
                                                       ==========        ===========

     The aggregate future minimum lease payments under capital leases are:

                                          YEAR ENDED JUNE 30,

1998                                              $   1,004,000
1999                                                    835,000
2000                                                    614,000
2001                                                    370,000
2002                                                    308,000
Thereafter                                              308,000
                                                    -----------
Total future minimum lease payments                   3,439,000
Less amount representing interest                       627,000
                                                    -----------
Present value of minimum lease
  payments at June 30, 1997                       $   2,812,000
                                                    ===========


OPERATING LEASES

     The Company leases equipment and office facilities under operating leases expiring through 2002. At June 30, 1997, the future minimum rentals under these operating leases are:

                     YEAR ENDED JUNE 30,

1998                                     $    7,620,000
1999                                          5,296,000
2000                                          3,501,000
2001                                          1,505,000
2002                                            404,000
Thereafter                                         --
                                           ------------
                                         $   18,326,000
                                           ============

     Rental expense under operating leases amounted to approximately
$1,953,000,  $6,347,000 and $10,659,000 for 1995, 1996 and 1997,
respectively.

5. EQUITY

     In April 1996, the Company completed an initial public offering for the sale of 4,140,000 shares of common stock. Net proceeds from the offering were approximately $59,662,000. The net proceeds were used in part to repay a portion of the Company's outstanding indebtedness under the NationsBank Credit facility, the $1 million subordinated note issued in connection with the acquisition of Biomedical, and to redeem all of the 167,960 shares of the Series A Preferred Stock and related accumulated and unpaid Series A Preferred Stock dividends for approximately $19,877,000. The difference between the carrying value of the Series A Preferred Stock and its redemption value, approximately
$205,000, was recorded as additional accretion to Preferred Stock resulting in a corresponding reduction in income attributable to common stockholders for the Company's fiscal 1996 fourth quarter results.

6. COMMITMENTS AND CONTINGENCIES

     At June 30, 1996, the Company maintained general and professional liability insurance with independent insurance carriers primarily on a claims-made basis. Beginning August 1, 1996, the Company purchased professional liability insurance with terms which are on an occurrence basis. The current policy expires on August 1, 1998. Should this policy not be renewed or replaced with equivalent insurance, claims based on occurrences during the term of the policy, but asserted subsequently, would be insured. Additionally, the Company's risk management system has procedures for identifying and reporting claims on a timely basis. Based on the claims history to date and the risk management system, management believes any incurred but not reported claims at June 30, 1997, would not be material to the Company's financial position or its results of operations.

     The Company is a party to a number of legal actions arising in the ordinary course of its business. In management's opinion, after consultation with legal counsel, settlement of these actions, will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

      On August 30, 1996, two lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock in the April 1996 public offering or in the subsequent aftermarket. In September and November 1996 two additional lawsuits were filed with similar representations. The individual plaintiffs in all four cases allege that they were induced to purchase the Company's stock on the basis of misrepresentations about the Company and its prospects. The complaints assert claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. The complaints name as the defendants the Company, its directors and certain of its officers, and the lead underwriters associated with the public offering. By an order dated December 5, 1996, The United States District Court for the Northern
District of Georgia consolidated all four actions. In January 1997 a Consolidated Amended Complaint was filed in the Northern District of Georgia. On March 13, 1997, the Company moved to dismiss the
Consolidated Amended Complaint. The Company intends to vigorously defend this lawsuit.

7. INCOME TAXES

     The components of the provision (benefit) for income taxes for 1995, 1996 and 1997 consist of:

                                     1995          1996            1997
Current:
  Federal                        $  185,000    $ 1,400,000   $ (1,231,000)
  State                              35,000        123,000       (106,000)
                                   --------      ---------     ----------
    Total current                   220,000      1,523,000     (1,337,000)
Deferred:
  Federal                           411,000       (529,000)      (342,000)
  State                              78,000        (99,000)       (64,000)
                                    -------      ---------      ---------
    Total deferred                  489,000      (628,000)       (406,000)
                                    -------      ---------      ---------
                                 $  709,000    $  895,000    $ (1,743,000)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities at June 30, 1996 and 1997 are:

                                                 1996            1997
                                                 ----            ----
Deferred tax assets
    Nondeductible accruals and allowances   $ 3,223,000     $  3,956,000
                                             ----------       ----------
         Total deferred tax assets            3,223,000        3,956,000
Deferred tax liabilities
    Amortization                               (381,000)       (395,000)
    Depreciation                               (414,000)       (428,000)
    Other                                      (210,000)         (5,000)
                                             ----------        --------
                                             (1,005,000)       (828,000)
                                             ----------      ----------
Net deferred income taxes                   $ 2,218,000     $ 3,128,000
                                            ===========      ==========


     A reconciliation of the provision (benefit) for income taxes to the federal statutory rate of 34% for 1995, 1996 and 1997 is:

                                                     1995         1996            1997
                                                     ----         ----            ----
Statutory federal income tax expense (benefit)   $ 478,000    $ 372,000   $  (1,976,000)
    State income taxes, net of federal expense      65,000       44,000        (113,000)
       (benefit)
    Non-deductible amortization of intangible
    assets                                         150,000      393,000         499,000
    Other                                           16,000       86,000        (153,000)
                                                 ---------     --------     -----------
    Provision (benefit) for income taxes         $ 709,000    $ 895,000   $  (1,743,000)

8. RETIREMENT PLANS

     Substantially all of the Company's employees participate in various defined contribution benefit plans. Company contributions to the plans are generally at the discretion of the Company. The Company made contributions of $163,000, $883,000 and $655,000 to these benefit plans for 1995, 1996 and 1997, respectively.

9. STOCK OPTION PLANS

     The Company has adopted three stock option and restricted stock purchase plans (the "Plans"). Under the Plans, an aggregate of 2,517,702 shares have been reserved for issuance to employees, officers and directors of the Company. On May 1, 1997 the 1996 Restricted Stock and Stock Option Plan ("1996 Plan") was amended and restated to increase the number of options from 500,000 to 1,300,000 that may be issued. The Board of Directors, or a committee thereof, has the sole authority to grant the options including the determination of the exercise price, the vesting period, the exercise period and the number of options granted. The plans provide for the granting of both non-qualified stock options and incentive stock options. A summary of activity under the Plans is as follows:

                                                   OPTION            WEIGHTED
                                    NUMBER OF        PRICE           AVERAGE
                                     SHARES        PER SHARE          PRICE

Balance, July, 1994                      -      $       -        $       -
     Granted                         1,157,220     1.00-4.00             1.81
     Canceled                          (23,000)    1.00-4.00             1.00
                                     ---------    -----------        --------
Balance, July, 1995                  1,134,220     1.00-4.00             1.83
     Granted                           428,625     8.00-13.00           11.06
     Canceled                          (42,425)    1.00-13.00            6.87
                                     ---------    -----------        --------
Balance, July, 1996                  1,520,420     1.00-13.00            4.29
     Granted                           946,000     4.00-4.50             4.08
     Canceled                         (694,557)    1.00-13.00            5.86
     Exercised                         (66,481)    1.00-4.00             1.15
                                     ---------    -----------        --------
Balance, July, 1997                $ 1,705,382  $  1.00-13.00            3.65
                                     =========    ===========        ========

     The stock options granted under the Plans during 1996 and 1997 have been at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of grant. No compensation expense was recognized for the options granted in 1996 and 1997. Options under the incentive plan generally will vest over a five-year period. Options to purchase 250,000 shares were granted under a performance plan with accelerated vesting at the achievement of certain stock price targets.

     Effective May 22, 1997, the Company approved a plan to reprice options to purchase 667,400 shares of common stock granted to employees pursuant to the 1996 Plan. Options originally priced from $5.69 to $13.00 per share were repriced at $4.00 per share, the closing market price on May 22, 1997. None of the repriced options were fully vested prior to the repricing. The vesting schedule of the repriced options did not change as a result of the repricing.

     Options under the Plans generally vest ratably over one to five year service periods from the date of grant. All options have a term of ten years.

     Options for the purchase of 361,369 and 561,636 shares of common stock were exercisable at June 30, 1996 and 1997, respectively. The following table summarizes information concerning outstanding and exercisable options at June 30, 1997:

                              Options outstanding                 Options Exercisable
                     ------------------------------------      --------------------------
                                     Weighted
                                     Average     Weighted                       Weighted
  Range of               Number     remaining    Average         Number         Average
  Exercise              Options     Contractual  Exercise        Options        Exercise
    Price             Outstanding      Life       Price        Exercisable        Price
  --------            -----------   ----------   --------      -----------      --------
$1.00-$4.50           1,610,932         8.69     $  3.14         510,746       $    1.90

$8.00-$13.00             94,450         8.47     $  12.50         50,890       $   12.81
                     ------------------------------------       ------------------------

                      1,705,382         8.67     $   3.65        561,636       $   2.89
                     ------------------------------------       ------------------------

     In July 1996, the Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation." Under Statement No. 123, the Company may continue following existing accounting rules or adopt a new fair value method of valuing stock-based awards. The Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options and not adopt the alternative fair value method of accounting provided under Statement No. 123. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro Forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1996 and 1997: risk free interest rates of 5.39% to 6.40% depending on the date of grant; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.795; a weighted-average expected life of the options of six years and a weighted average expected life of the warrants of five years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                           Year Ended June 30,
                                        ----------------------
                                        1996             1997
                                        ----             ----
         Pro forma net loss         $(1,880,000)     $(6,216,000)
         Pro forma loss per share   $     (0.25)     $     (0.61)

     The weighted-average fair value of options granted during 1996 and 1997 is $7.07 and $2.31, respectively. The weighted average fair value of warrants granted during 1997 is $4.16. Because Statement 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until 2000.

                                                          SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS
                                                                 HOUSECALL MEDICAL RESOURCES, INC.
                                                                            June 30, 1997


                Column A                    Column B                Column C                  Column D           Column E
-------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         ---------------------------
                                           Balance at
                                          Beginning of    Charged to       Charged to                         Balance at End
               Description                   Period      and Expenses      Accounts-     Deductions-Describe    of Period
-----------------------------------------------------------------------------------------------------------------------------
Year Ended June 30, 1997:
     Deducted from Assets Accounts:
        Allowance for Doubtful Accounts   $  2,920,000  $ 5,498,000                      $  2,024,000<F1>    $   6,394,000
                                          ============  ===========                      ===============     ==============


Year Ended June 30, 1996:
     Deducted from Assets Accounts:
        Allowance for Doubtful Accounts   $ 2,510,000   $ 6,074,000                      $  5,664,000 <F1>   $   2,920,000
                                          ===========   ===========                      =================   ==============

Year Ended June 30, 1995:
     Deducted from Assets Accounts:
        Allowance for Doubtful Accounts   $ 1,619,000   $3,395,000                       $  2,504,000 <F1>   $   2,510,000
                                          ===========   ==========                       =================   =============

<F1>     Uncollectible accounts written off, net of
         recoveries

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 7th day of October, 1997.

                                          HOUSECALL MEDICAL RESOURCES, INC.
                                            (Registrant)

                                          By:   /s/  DANIEL J. KOHL
                                             -----------------------------------
                                                    Daniel J. Kohl
                                            Title: President and Chief Executive
                                                           Officer

                        POWER OF ATTORNEY AND SIGNATURES

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Daniel J. Kohl or Fred C. Follmer, or either of them, as attorney-in-fact with each having the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or is substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the 7th day of October, 1996.

SIGNATURE                                        TITLE
--------------------------------------------  ---------------------------------

/s/  DANIEL J. KOHL                           President, Chief Executive
--------------------------------------------  Officer, and Director
Daniel J. Kohl                                (Principal Executive Officer)

/s/  FRED C. FOLLMER                          Vice President, Chief Financial
--------------------------------------------  Officer, and Secretary (Principal
Fred C. Follmer                               Financial and Accounting Officer)

/s/  JAMES B. HOOVER                          Chairman of the Board
--------------------------------------------
James B. Hoover

/s/  HOWARD R. DEUTSCH                         Director
--------------------------------------------
Howard R. Deutsch

/s/  JAMES E. DALTON, JR.                       Director
--------------------------------------------
James E. Dalton, Jr.

/s/  ANDREW M. PAUL                             Director
--------------------------------------------
Andrew M. Paul

/s/  R. DALE ROSS                               Director
---------------------------------------------
Dale Ross

                           EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
10.2(b)        Severance Agreement, dated April 10, 1997, by and between
                the Company and George D. Shaunnessey
10.20          Amended and Restated Credit Agreement with The Toronto-Dominion
               Bank dated as of May 13, 1997
11             Statement regarding computation of earnings per share
21             Subsidiaries of the Registrant
23             Consent of Ernst & Young LLP
27             Financial Data Schedule (for SEC use only)
99             Draft of Proxy Statement dated October 15, 1997