Form 10-Q
period 1997-09-30
HOUSECALL MEDICAL RESOURCES INC
filed 1997-11-14
CIK 1006604

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997

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

Shares outstanding of each of the issuer's classes of common stock at November 12, 1997: 10,399,915 shares of Common Stock, $0.01 par value share.

                                  INDEX

                    Housecall Medical Resources, Inc.


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets at June 30, 1997 and September 30,
   1997

   Condensed consolidated statements of operations - Three months ended September 30, 1996 and 1997

   Condensed consolidated statement of stockholders' equity - Three months ended September 30, 1997

   Condensed consolidated statements of cash flows - Three months ended September 30, 1996 and 1997

   Notes to condensed consolidated financial statements - September 30,
   1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information.


Item 6. Exhibits and Reports on Form 8-K


Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       HOUSECALL MEDICAL RESOURCES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,         September 30,
                                                                                      1997               1997
                                                                               -------------         -------------
                                                                                                      (Unaudited)
                            ASSETS
Current assets:
   Cash and cash equivalents                                                   $    2,074,000       $    3,048,000
   Accounts receivable -- less allowance for doubtful accounts of
     $6,394,000 in June 30, 1997 and $ 6,541,000 at September 30, 1997             28,927,000           24,234,000
   Income taxes receivable                                                          2,368,000            3,147,000
   Deferred income taxes                                                            3,956,000            4,152,000
   Other current assets                                                             2,269,000            2,988,000
                                                                               --------------        -------------
        Total current assets                                                       39,594,000           37,569,000

Property and equipment, net                                                         9,032,000            9,373,000
Excess of cost of acquired businesses over fair values of net assets               80,192,000           79,817,000
    acquired
Deferred financing costs                                                            1,361,000            1,264,000
Other assets                                                                          587,000              587,000
                                                                               --------------        -------------
                                                                               $  130,766,000        $ 128,610,000
                                                                               ==============        =============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $    5,383,000        $   5,119,000
   Accrued payroll and related expenses                                             7,965,000            7,434,000
   Other accrued liabilities                                                        3,830,000            2,887,000
   Current portion of long-term debt                                                3,517,000            5,507,000
   Current portion of  capital lease obligations                                      759,000            1,076,000
                                                                               --------------        -------------
        Total current liabilities                                                  21,454,000           22,023,000

Long-term debt                                                                     43,214,000           41,230,000
Capital lease obligations                                                           2,053,000            1,751,000
Other long-term liabilities                                                         1,370,000            1,212,000
Deferred income taxes                                                                 828,000              828,000
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 30,000,000 shares authorized, and
      10,285,000 and 10,400,000 shares issued and outstanding                         103,000              104,000
   Additional paid-in capital on common stock                                      66,714,000           66,882,000
   Retained earnings (deficit)                                                     (4,970,000)          (5,420,000)
                                                                               --------------        -------------
        Total stockholders' equity                                                 61,847,000           61,566,000
                                                                               --------------        -------------
                                                                               $  130,766,000        $ 128,610,000
                                                                               ==============        =============

                     See accompanying notes.

                               HOUSECALL MEDICAL RESOURCES, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (Unaudited)

                                                    Three months ended
                                                       September 30,
                                                  1996               1997
                                              -----------        -----------
Net revenue                                   $48,525,000        $48,171,000
Operating expenses:
   Patient care                                21,820,000         18,441,000
   General and administrative                  24,683,000         26,859,000
   Provision for doubtful accounts                569,000          1,087,000
   Depreciation and amortization                  770,000          1,140,000
                                              -----------        -----------
        Total operating expenses               47,842,000         47,527,000
                                              -----------        -----------
Income from operations                            683,000            644,000
Interest expense, net                             494,000          1,290,000
                                              -----------        -----------
Income (loss) before income taxes                 189,000           (646,000)
Provision (benefit) for income taxes               81,000           (196,000)
                                              -----------        -----------
Net income (loss) attributable to common
   stockholders                               $   108,000        $  (450,000)
                                              ===========        ===========

Income (loss) per common share                      $0.01             $(0.04)
                                              ===========        ===========
Weighted average common and common
   equivalent shares outstanding               11,186,000         10,353,000
                                              ===========        ===========

                See accompanying notes

                                        HOUSECALL MEDICAL RESOURCES, INC.

                             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'  EQUITY



                                          Common Stock              Additional         Retained
                                     -----------------------          Paid-in          Earnings
                                      Shares          Amount         Capital          (Deficit)          Total
                                     ----------   ----------        -----------       ----------      ----------
                                                                    (Unaudited)
Balance at June 30, 1997            10,285,000   $    103,000     $  66,714,000     $  (4,970,000)    $ 61,847,000

Exercise of common stock               115,000          1,000           168,000                            169,000

Net loss                                                                                 (450,000)        (450,000)
                                    ----------    -----------      ------------      ------------     ------------
Balance at September 30, 1997       10,400,000   $    104,000     $  66,882,000     $  (5,420,000)    $ 61,566,000
                                    ==========    ===========      ============      ============     ============

See accompanying notes.

                           HOUSECALL MEDICAL RESOURCES, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Unaudited)

                                                                        Three months ended
                                                                          September 30,
                                                                      1996               1997
                                                                  ----------         -----------
OPERATING ACTIVITIES
Net income (loss)                                                 $  108,000         $  (450,000)
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
   Depreciation and amortization                                     770,000           1,140,000
   Amortization of deferred financing costs                          110,000             150,000
   Deferred income taxes                                               6,000            (196,000)
   Changes in operating assets and liabilities:
      Accounts receivable                                          2,119,000           4,693,000
      Other current assets and inventory                            (398,000)           (719,000)
      Accounts payable                                            (1,127,000)           (264,000)
      Accrued payroll and related expenses                           458,000            (531,000)
      Other accrued liabilities                                      173,000            (942,000)
      Income taxes payable / receivable                               67,000            (779,000)
                                                                  ----------          ----------
Net cash provided by operating activities                          2,286,000           2,102,000


INVESTING ACTIVITIES
Additions to property and equipment                                 (231,000)           (994,000)
Other, net                                                          (372,000)           (112,000)
                                                                  ----------          ----------
Net cash used by investing activities                               (603,000)         (1,106,000)


FINANCING ACTIVITIES
Repayments of long-term debt                                         (27,000)                -
Proceeds from issuance of common stock                                   -               169,000
Principal payments under capital lease obligations                  (198,000)             14,000
Deferred financing costs                                            (106,000)            (47,000)
Decrease in other long-term liabilities                             (185,000)           (158,000)
                                                                  ----------          ----------
Net cash used by financing activities                               (516,000)            (22,000)
                                                                  ----------          ----------
Net increase in cash and cash equivalents                          1,167,000             974,000
Cash and cash equivalents at beginning of period                   7,785,000           2,074,000
                                                                  ----------          ----------
Cash and cash equivalents at end of period                        $8,952,000          $3,048,000
                                                                  ==========          ==========

               See accompanying notes.

                    HOUSECALL MEDICAL RESOURCES, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended June 30, 1997.

2.  ACQUISITIONS

     The following unaudited pro forma information for the three months ended September 30, 1996 is presented as if the fiscal 1997 acquisitions of Messick Homecare and Healthfirst, described in
Note 2 to the Company's consolidated financial statements for the year ended June 30, 1997, had been effected as of July 1, 1996. The pro forma information is in thousands, (except per share amounts):

                              THREE MONTHS ENDED
                                SEPTEMBER 30,
                                    1996
                                -------------
Net revenue                     $  54,242
Net loss                             (430)
Net loss per common share           (0.04)


3.  COMMITMENTS AND CONTINGENCIES

     At July 1, 1997, the Company maintained general and professional liability insurance with independent insurance carriers primarily on an occurrence basis. Beginning August 1, 1997, the Company purchased professional liability insurance with terms which are similar. Prior to August 1, 1996, the Company maintained general and professional liability insurance primarily on a claims made basis. Claims based on occurrences during the term of the policy, but asserted subsequently, would be insured. Additionally, the Company's risk management system has procedures for identifying and reporting claims on a timely basis. Based on the claims history to date and the risk management system, management believes any incurred but not reported claims at September 30, 1997, would not be material to the Company's financial position or its results of operations.

                HOUSECALL MEDICAL RESOURCES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited) (Continued)

     On August 30, 1996, two lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock in the April 1996 public offering or in the subsequent after market. In September and November 1996 two additional lawsuits were filed with similar representations. The individual plaintiffs in all four cases allege that they were induced to purchase the Company's stock on the basis of misrepresentations about the Company and its prospects. The complaints assert claims under Section 11, 12(2), and 15 of the Securities Act of 1933. The complaints name as the defendants the Company, its Directors and certain of its officers, and the lead underwriters associated with the public offering. By an order dated December 5, 1996, The United States District Court for the Northern District of Georgia consolidated all four actions. In January 1997 a Consolidated Amended Complaint was filed in the Northern District of Georgia. On March 13, 1997, the Company moved to dismiss the Consolidated Amended Complaint. The Company intends to vigorously defend this lawsuit.

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

     In addition to the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, certain matters set forth below may contain forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties that could cause results to differ materially from any such statements, including the risk and uncertainties discussed in the Company's annual report on Form 10-K for its fiscal year ended June 30, 1997 under the caption "Certain Factors Affecting Forward-Looking Statements" Item 1, Business, which discussion is incorporated herein by this reference.

RESULTS OF OPERATIONS

     Housecall's results of operations during the three-month period ended September 30, 1997 reflect the performance of the Messick Homecare and Healthfirst acquisitions (collectively referred to as the "1997 Acquisitions") for the entire period, but Housecall's results of operations during the three-month period ended September 30, 1996 do not reflect the performance by these companies.

     The following table sets forth, for the periods indicated, selected financial information as a percentage of net revenue:

                                             PERCENTAGE OF NET REVENUE
                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 1996         1997

Net revenue                                     100.0%         100.0%
Operating expenses:
  Patient care                                   45.0           38.3
  General and administative                      50.9           55.8
  Provision for doubtful accounts                 1.1            2.3
  Depreciation and amortization                   1.6            2.3
                                                -----          -----
     Total operating expenses                    98.6           98.7
                                                -----          -----
Income from operations                            1.4            1.3
Interest expense, net                             1.0            2.6
                                                -----          -----
Income (loss) before income taxes                 0.4           (1.3)

Provision (benefit for income taxes               0.2           (0.4)
                                                -----          -----
Net income (loss) attributable to common
  stockholders                                    0.2%          (0.9)%
                                                =====          ======


     NET REVENUE. Net revenue decreased 1% in the first quarter of fiscal 1998 to $48.2 million compared to $48.5 million for the first quarter of fiscal 1997. The decrease in net revenue is mainly due to the decline in Medicare visits. This decline caused Medicare cost-based nursing net revenue to decrease $4.8 million or 15.3%. This decline was offset by the increases in respiratory therapy/home medical equipment (RT/HME) and management services net revenue. The decrease in Medicare visits is due to efforts by management to closely review patient admissions in order to ensure that the patients meet the homebound criteria for program benefits; increased Government scrutiny of the home health care industry; and closure of branch offices that do not have sufficient activity to provide cost efficient services. The acquisition of Messick Homecare on October 31, 1996 accounted for the increase in the RT/HME segment from 1.5% to 5.4% of net revenue for the quarters ended September 30, 1996 and 1997, respectively. The Healthfirst acquisition on May 13, 1997 accounted for the increase in management services as a percent of net revenue from 3.7% to 12.6% for the first quarters ended September 30, 1996 and 1997, respectively.

     PATIENT CARE COSTS. Patient care costs are comprised of salaries and related benefits for patient care personnel and cost of sales for home medical equipment, infusion products, and supplies. Patient care costs decreased 16% in the first quarter of fiscal 1998 to $18.4 million compared to $21.8 million for the first quarter of fiscal 1997. The decrease in patient care costs is primarily attributable to the same factors mentioned above with respect to the decline in Medicare visits. As a percentage of net revenue, patient care cost decreased significantly reflecting the change in the Company's business mix. RT/HME has a significantly lower patient care cost percentage of net revenue than nursing services and the management services segment does not generate any patient care cost.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised of salaries and benefits for administrative and support staff, occupancy expenses, and other non-patient care operating costs. General and administrative expenses increased 9% in the first quarter of fiscal 1998 to $26.9 million compared to $24.7 million for the first quarter of fiscal 1997. As mentioned above, much of the increase is attributable to the fact that all management services expenses are classified as general and administrative and this segment increased as a percentage of net revenues from 3.7% to 12.6% for the first quarters ended September 30, 1996 and 1997, respectively. Also, part of the increase is attributable to the addition of marketing and sales staff to support implementation of the Company's expansion and growth plans.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased in the first quarter of fiscal 1998 to $1 million compared to $.6 million for the first quarter of fiscal 1997. The increase is primarily a result of the Company's change in business mix whereby the decrease in cost-based nursing revenue has been shifted to increased RT/HME revenues which incur a higher incident of bad debt.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation is provided on the Company's property and equipment. Amortization expense includes the amortization, over a 40-year period, of the excess of the purchase price over the fair market value of the net identifiable assets acquired by the Company (goodwill) and the amortization of other intangibles. Depreciation and amortization expense increased in the first quarter of fiscal 1998 to $1.1 million compared to $.8 million for the first quarter of fiscal 1997. The increase is the result of the fiscal year 1997 acquisitions.

     INTEREST EXPENSE, NET. Interest expense, net, reflects the net result of interest income earned from short-term investments of cash and the interest paid by the Company on indebtedness. Net interest expense increased in the first quarter of fiscal 1998 to $1.3 million compared to $.5 million for the first quarter of fiscal 1997. The increase is the result of the fiscal year 1997 acquisitions, which were financed by debt.

     NET INCOME. The Company had a net loss of $450,000 for the first quarter of fiscal 1998 compared to net income of $108,000 for the first quarter of fiscal 1997. The $558,000 decrease is attributable to the above factors, primarily increased interest, depreciation and amortization expenses.

LIQUIDITY AND CAPITAL RESOURCES


     At June 30, 1997, the Company had cash and cash equivalents of $2.1 million and working capital of $18.1 million. At September 30, 1997, these amounts were $3.0 million and $15.5 million, respectively. Cash provided by operating activities was $2.1 million for the three months ended September 30, 1997. Cash provided by operations was positively affected by a decrease in accounts receivable of $4.7 million. The decrease in receivables is a result of increased collections from payors and the timing of Medicare reimbursement under the periodic interim payments system. Current portion of long-term debt increased $2.0 million as a result of maturities scheduled for September 30, 1998.

     During the three months ended September 30, 1997, the Company's investing activities used $1.1 million in cash. The investing activities consisted of both additions to property, plant and equipment as well as other assets. Financing activities used $22,000 of cash during the three months ended September 30, 1997.

      As of October 31, the Company had approximately $1.6 million of available borrowing capacity under its $18 million
Credit Line with Toronto - Dominion Bank.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

          Exhibit 27 - Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

          Form 8-K/A filed August 27, 1997 with respect to the Acquisition of Healthfirst, Inc. Including:
          The Report of Independent Auditors, Audited Combined
          Balance Sheet as of December 31, 1996, and
          Unaudited Combined Balance Sheet as of March 31, 1997.
          Audited Combined Statement of Income for the  year
           ended December 31, 1996 and Unaudited Combined
          Statement of Income for the three months ended as of
           March 31, 1996 and 1997.
          Audited Combined Statement of Owners' Capital
          Deficiency for the Three months ended March 31, 1997.
          Audited Combined Statement of Cash Flow  for the year
           ended December 31, 1996 and
          Unaudited Combined Statement of Cash Flow for the three
           months ended as of March 31, 1996 and 1997.
          Notes to Combined Financial Statements.
          Unaudited Pro Forma Financial information
          Unaudited Pro Forma Condense Balance Sheet, as of March 31, 1997 Unaudited Pro forma Statement of Operations For the
          Year Ended June 30, 1996
          Unaudited Pro forma Statement of Operations For the
          Nine Months ended March 31, 1997
          Pro Forma Balance Sheet Adjustments

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Housecall Medical Resources, Inc.
                                       (Registrant)



Date:  November 13, 1996 by:  /s/  Fred C. Follmer
                              Fred C. Follmer
                              Chief Financial Officer