Form 10-Q
period 1997-12-31
HOUSECALL MEDICAL RESOURCES INC
filed 1998-02-17
CIK 1006604

                                  FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended December 31, 1997

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

Shares outstanding of each of the issuer's classes of common stock at February 11, 1998: 10,399,915 shares of Common Stock, $0.01 par value share.


                                  INDEX

                    Housecall Medical Resources, Inc.


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets at June 30, 1997 and December 31, 1997

   Condensed consolidated statements of operations - Three months ended December 31, 1997 and 1996; Six months ended December 31, 1997 and 1996

   Condensed consolidated statement of stockholders' equity - Six months ended December 31, 1997

   Condensed consolidated statements of cash flows - Six months ended December 31, 1997 and 1996

   Notes to condensed consolidated financial statements - December 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information.


Item 6. Exhibits and Reports on Form 8-K


Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       HOUSECALL MEDICAL RESOURCES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,         December 31,
                                                                                      1997               1997
                                                                               -------------         -------------
                                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $    2,074,000       $    2,082,000
   Accounts receivable -- less allowance for doubtful accounts of
     $6,394,000 in June 30, 1997 and $ 7,143,000 at December 31, 1997              28,927,000           27,241,000
   Income taxes receivable                                                          2,368,000            2,658,000
   Deferred income taxes                                                            3,956,000            4,775,000
   Inventory                                                                        1,144,000            1,108,000
   Other current assets                                                             1,125,000            1,738,000
                                                                               --------------        -------------
        Total current assets                                                       39,594,000           39,602,000

Property and equipment, net                                                         9,032,000            9,145,000
Excess of cost of acquired businesses over fair values of net assets               80,192,000           77,001,000
    acquired
Deferred financing costs                                                            1,361,000            1,243,000
Other assets                                                                          587,000              663,000
                                                                               --------------        -------------
                                                                               $  130,766,000        $ 127,654,000
                                                                               ==============        =============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $    5,383,000        $   4,806,000
   Accrued payroll and related expenses                                             7,965,000            7,824,000
   Other accrued liabilities                                                        3,830,000            3,203,000
   Current portion of long-term debt                                                3,517,000            7,500,000
   Current portion of  capital lease obligations                                      759,000              708,000
                                                                               --------------        -------------
        Total current liabilities                                                  21,454,000           24,041,000

Long-term debt                                                                     43,214,000           39,933,000
Capital lease obligations                                                           2,053,000            1,703,000
Other long-term liabilities                                                         1,370,000            1,071,000
Deferred income taxes                                                                 828,000              828,000

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 30,000,000 shares authorized, and
      10,285,000 and 10,400,000 shares issued and outstanding                         103,000              104,000
   Additional paid-in capital on common stock                                      66,714,000           66,882,000
   Retained earnings (deficit)                                                     (4,970,000)          (6,908,000)
                                                                               --------------        -------------
        Total stockholders' equity                                                 61,847,000           60,078,000
                                                                               --------------        -------------
                                                                               $  130,766,000        $ 127,654,000
                                                                               ==============        =============

                     See accompanying notes.

                               HOUSECALL MEDICAL RESOURCES, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (Unaudited)

                                                    Three months ended                  Six months ended
                                                       December 31,                        December 31,
                                                  1996               1997             1996              1997
                                              -----------        -----------       -----------      -----------
Net revenue                                   $48,027,000        $44,976,000      $ 96,552,000     $ 93,147,000
Operating expenses:
   Patient care                                21,298,000         18,019,000        43,118,000       36,460,000
   General and administrative                  23,682,000         25,398,000        48,365,000       52,257,000
   Provision for doubtful accounts                491,000          1,057,000         1,060,000        2,144,000
   Depreciation and amortization                  831,000          1,127,000         1,601,000        2,267,000
                                              -----------        -----------       -----------      -----------
        Total operating expenses               46,302,000         45,601,000        94,144,000       93,128,000
                                              -----------        -----------       -----------      -----------
Income (loss) from operations                   1,725,000           (625,000)        2,408,000           19,000
Interest expense, net                             567,000          1,502,000         1,061,000        2,792,000
                                              -----------        -----------       -----------      -----------
Income (loss) before income taxes
   and extraordinary item                       1,158,000         (2,127,000)        1,347,000       (2,773,000)
Provision (benefit) for income taxes              468,000           (639,000)          549,000         (835,000)
                                              -----------        -----------       -----------      -----------
Income (loss) before extraordinary item           690,000         (1,488,000)          798,000       (1,938,000)
Extraordinary loss from early extinguishment
  of debt, net of $554,000 income tax benefit     735,000                  -           735,000                -
                                               -----------        -----------      -----------     ------------
Net income (loss)                             $   (45,000)       $(1,488,000)      $    63,000      $(1,938,000)
                                               ===========        ===========      ===========       ===========

Earnings Per Common Share:
Income (loss) per common share
    Income (loss) before extraordinary item   $     0.06         $    (0.14)       $     0.07      $     (0.19)
    Extraordinary item                             (0.06)                 -             (0.06)               -
                                              ===========        ===========        ===========      ===========
Net income (loss)                             $    (0.00)        $    (0.14)       $     0.01      $     (0.19)
                                              ===========        ===========        ===========      ===========
Weighted average common and common
   equivalent shares outstanding               10,921,000         10,400,000        11,055,000       10,377,000
                                              ===========        ===========        ===========      ===========

Earnings Per Common Share - Assuming Dilution:
Income (loss) per common share
    Income (loss) before extraordinary item   $     0.06         $    (0.14)       $     0.07      $     (0.19)
    Extraordinary item                             (0.06)                 -             (0.06)               -
                                               ===========       ===========         ===========     ===========
Net income (loss)                             $    (0.00)        $    (0.14)       $     0.01      $     (0.19)
                                              ===========        ===========         ===========     ===========
Weighted average common and common
   equivalent shares outstanding               11,033,000         10,400,000        11,111,000       10,377,000
                                              ===========        ===========        ===========      ===========

                See accompanying notes

                                        HOUSECALL MEDICAL RESOURCES, INC.

                             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'  EQUITY

                                          Common Stock              Additional         Retained
                                     -----------------------          Paid-in          Earnings
                                      Shares          Amount         Capital          (Deficit)          Total
                                     ----------   ----------        -----------       ----------      ----------
Balance at June 30, 1997            10,285,000   $    103,000     $  66,714,000     $ (4,970,000)    $ 61,847,000

Exercise of common stock               115,000          1,000           168,000                           169,000

Net loss                                                                              (1,938,000)      (1,938,000)
                                    ----------    -----------      ------------      ------------     ------------
Balance at December 31, 1997        10,400,000   $    104,000     $  66,882,000     $ (6,908,000)    $ 60,078,000
                                    ==========    ===========      ============      ============     ===========
                   See accompanying notes.

                           HOUSECALL MEDICAL RESOURCES, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Unaudited)

                                                                        Six months ended
                                                                           December 31,
                                                                      1996               1997
                                                                  ----------         -----------
OPERATING ACTIVITIES
Net income (loss)                                                 $   63,000         $(1,938,000)
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
   Depreciation and amortization                                   1,601,000           2,267,000
   Amortization of deferred financing costs                          202,000             334,000
   Deferred income taxes                                                   -            (835,000)
   Extraordinary items                                               735,000                   -
   Changes in operating assets and liabilities:
      Accounts receivable                                         (2,108,000)          1,257,000
      Other current assets and inventory                            (376,000)           (577,000)
      Accounts payable                                            (1,749,000)           (577,000)
      Accrued payroll and related expenses                          (567,000)           (122,000)
      Other accrued liabilities                                            -             525,000
      Income taxes payable / receivable                              459,000            (274,000)
                                                                  ----------          ----------
Net cash provided (used) by operating activities                  (1,740,000)             60,000

INVESTING ACTIVITIES
Payments for business acquisitions, net of cash acquired          (5,448,000)                 -
Additions to property and equipment                               (  786,000)         (1,431,000)
Settlement with sellers of acquired company                               -            2,300,000
Other, net                                                          (344,000)           (505,000)
                                                                  ----------          ----------
Net cash used by investing activities                             (6,578,000)            364,000

FINANCING ACTIVITIES
Repayments of long-term debt                                         (46,000)                  -
Proceeds from issuance of long-term debt                          11,988,000                   -
Refinancing of long-term debt                                     (6,708,000)                  -
Proceeds from issuance of common stock                                     -             169,000
Principal payments under capital lease obligations                  (390,000)           (402,000)
Deferred financing costs                                            (763,000)           (183,000)
                                                                  ----------          ----------
Net cash used by financing activities                              4,081,000            (416,000)
                                                                  ----------          ----------

Net increase in cash and cash equivalents                         (4,237,000)              8,000
Cash and cash equivalents at beginning of period                   7,785,000           2,074,000
                                                                  ----------          ----------

Cash and cash equivalents at end of period                        $3,548,000         $ 2,082,000
                                                                ==============       =============

See accompanying notes.
                    HOUSECALL MEDICAL RESOURCES, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.    Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended June 30, 1997.

2.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.
All earnings per share amounts for all periods have been presented in accordance with Statement 128 requirements.


3.   ACQUISITIONS

     The following unaudited pro forma information for the six months ended December 31, 1996 is presented as if the fiscal 1997 acquisitions of Messick Homecare and Healthfirst, described in
Note 2 to the Company's consolidated financial statements for the year ended June 30, 1997, had been effected as of July 1, 1996. The pro forma information is in thousands, (except per share amounts):

                                        Six MONTHS ENDED
                                           DECEMBER 31,
                                               1996
                                           -------------
Net revenue                                 $ 106,267
Income (loss) before extraordinary item           460
Net loss (loss)                                  (275)
Net loss (loss) per common share                (0.02)


4.  COMMITMENTS AND CONTINGENCIES

     At July 1, 1997, the Company maintained general and professional liability insurance with independent insurance carriers primarily on an occurrence basis. Beginning August 1, 1997, the Company purchased professional liability insurance with terms which are similar.
Prior to August 1, 1996, the Company maintained general and professional liability insurance primarily on a claims made basis. Claims based on occurrences during the term of the policy, but asserted subsequently, would be insured. Additionally, the Company's risk management system has procedures for identifying and reporting claims on a timely basis. Based on the claims history to date and the risk management system, management believes any incurred but not reported claims at December 31, 1997, would not be material to the Company's financial position or its results of operations.

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


5.   Intangible Assets

     In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement No. 121"), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than assets' net book values. Due to the upcoming changes in the Medicare reimbursement program for providers of home health services and the Company's recording of significant recurring losses, the Company plans to begin a study to determine the impact as it relates to the carrying value of its long-lived assets. Management expects to complete this study during the next three to six month period. It is reasonably possible that the study may conclude that it is necessary to write down certain assets to their fair market value.


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


RESULTS OF OPERATIONS

     Housecall's results of operations during the three and six month periods ended December 31, 1997 reflect the performance of the Messick Homecare and Healthfirst acquisitions (collectively referred to as the "1997 Acquisitions") for the entire period, but Housecall's results of operations during the three and six month period ended December 31, 1996 reflect the performance of Messick acquisition for the months of November and December and do not reflect the performance of the Healthfirst acquisition.


     The following table sets forth, for the periods indicated, selected financial information as a percentage of net revenue:

                                             PERCENTAGE OF NET REVENUE      PERCENTAGE OF NET REVENUE
                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    DECEMBER 31,                    DECEMBER 31,
                                                 1996           1997           1996           1997
                                                ------         ------         ------         ------
Net revenue                                     100.0%         100.0%         100.0%         100.0%
Operating expenses:
  Patient care                                   44.4           40.1           44.6           39.1
  General and administrative                     49.3           56.5           50.1           56.2
  Provision for doubtful accounts                 1.0            2.4            1.1            2.3
  Depreciation and amortization                   1.7            2.5            1.7            2.4
                                                -----          -----          -----          -----
     Total operating expenses                    96.4          101.5           97.5          100.0
                                                -----          -----          -----          -----
Income (loss) from operations                     3.6           (1.5)           2.5           (0.0)
Interest expense, net                             1.2            3.3            1.1            3.0
                                                -----          -----          -----          -----
Income (loss) before income taxes and
   extraordinary item                             2.4           (4.8)           1.4           (3.0)
Provision (benefit) for income taxes              1.0           (1.5)           0.6           (0.9)
                                                -----          -----          -----          -----
Income (loss) before extraordinary item           1.4           (3.3)           0.8           (2.1)
Extraordinary item                                1.5            0.0            0.7            0.0
                                                -----          -----          -----          -----
Net income (loss)                                (0.1)%         (3.3)%          0.1%          (2.1)%
                                                 =====          ======        =====          ======

     NET REVENUE. Net revenue decreased 6.3% in the second quarter of fiscal 1998 to $45.0 million compared to $48.0 million for the second quarter of fiscal 1997. For the first six months of fiscal 1998, net revenue of $93.1 million was 3.5% lower than the same period in fiscal 1997. The decrease in net revenue for the second quarter and the first six months of fiscal 1998 is primarily attributable to a decline in Medicare nursing visits and Medicare cost-based reimbursement resulting from the Company's continuing efforts to reduce costs. The majority of the decrease in nursing net revenue was offset by increases in respiratory therapy/home medical equipment (RT/HME) and management services for the second quarter of fiscal 1998 and the first six months of fiscal 1998. Infusion therapy revenue for the first six months of fiscal 1998 was 7.8% below the first six months of fiscal 1997, however, for the second quarter of fiscal 1998 infusion therapy revenue increased 2.7% over the same period in the prior year.

     PATIENT CARE COSTS. Patient care costs decreased 15.4% in the second quarter of fiscal 1998 to $18.0 million compared to $21.3 million for the second quarter of fiscal 1997. Patient care costs also decreased 15.4% in the first six months of fiscal 1998 to $36.5 million from $43.1 million for the same period of fiscal 1997.
In each case, the decrease is primarily attributable to the same factors mentioned above with respect to the decrease in net revenue during the period, and the decrease in Medicare nursing visits.
As a percentage of net revenue, the decrease in patient care cost reflects the change in the Company's business mix. RT/HME has a significantly lower patient care cost percentage of net revenue than nursing services and the management services segment does not generate any patient care cost.


     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 7.3% in the second quarter of fiscal 1998 to $25.4 million compared to $23.7 million for the second quarter of fiscal 1997. For the first six months of fiscal 1998 general and administrative expenses increased to $52.3 million from $48.4 million for the comparable period of fiscal 1997, or 8.1%. Part of the increase for the first six months of fiscal 1998 is attributable to the addition of marketing and sales staff during fiscal 1998 to support implementation of the Company's expansion and growth plans, which affected expenses before the benefits of increased net revenue is achieved. In addition, much of the increase is attributable to the fact that all management services expenses are classified as general and administrative and the segment increased as a percentage of net revenues from 2% to 91% for the six months ended December 31, 1996 and 1997, respectively.


     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts for the second quarter and the first six months of fiscal 1998 was 2.4% and 2.3% of revenues, respectively. The provision was substantially lower in fiscal 1997 as a result of the Company's change in business mix whereby the decrease in cost-based nursing revenue has shifted to increased RT/HME and management services revenue which incur a higher incident of bad debt.


     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense increased to $2.3 million and $1.1 million in the six months and the second quarter of fiscal 1998 from $1.6 million and $.8 million in the six months and the second quarter of fiscal 1997, respectively, primarily due to the fiscal year 1997 acquisitions.


     INTEREST EXPENSE, NET. Interest expense increased in the second quarter of fiscal 1998 to $1.5 million compared to $.6 million in the second quarter of fiscal 1997. Interest expense increased in the first six months of fiscal 1998 to $2.8 million compared to $1.1 million for the first six months of fiscal 1997. This increase is also primarily due to the fiscal year 1997 acquisitions.


IMPACT OF YEAR 2000
     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.
The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has initiated formal communications with all of its significant suppliers and large third party payors, including the Medicare Program, to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for services it has provided.

    The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project within 12 to 18 months but not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project has not been determined and is anticipated to be funded through operating cash flows. Except for purchases of new software, these costs will be expensed as incurred. There is no assurance that these costs will not have a material effect on the results of operations.


LIQUIDITY AND CAPITAL RESOURCES

    Management believes that cash flow generated from operations, will be adequate to enable the Company to fund its operations and scheduled debt payments, for at least the next year. In the event operations do not provide sufficient cash flow to fund operations and scheduled debt payments, management intends to obtain financing from alternate sources. However, no assurance can be given that alternative sources of financing will be available. In addition, delays in reimbursements to the Company by third party payors
(or the effect of a Medicare adjustment with respect to a prior period's reimbursement) may cause working capital constraints.
While the Company has experienced such delays and adjustments, the Company has not had a working capital shortfall as a result of such occurrence.

    At June 30, 1997, the Company had cash and cash equivalents of $2.1 million and working capital of $18.1 million. At
December 31, 1997, these amounts were $2.1 million and $15.5 million, respectively. Cash provided by operating activities was $.1 million for the six months ended December 31, 1997.

    The Company's investing activities provided $.4 million cash during the six months ended December 31, 1996. The investing activities primarily consisted of the settlement with sellers of an acquired company for $2.3 million in cash and the Company used approximately $1.4 million for additions to property, plant and equipment.

    Financing activities used $.4 million of cash during the six months ended December 31 1997. The most significant components of financing activities were the payments of principal on capital leases and deferred financing costs.


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



                              Housecall Medical Resources, Inc.
                                       (Registrant)





Date:  February 14, 1998 by:  /s/  Fred C. Follmer
                              Fred C. Follmer
                              Chief Financial Officer