Form 10-Q
period 1998-03-31
HOUSECALL MEDICAL RESOURCES INC
filed 1998-05-20
CIK 1006604

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1998

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                      Commission File Number 0-28134

                     HOUSECALL MEDICAL RESOURCES, INC.
          ----------------------------------------------------------
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

                             (770) 379-9000
       --------------------------------------------------------------
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

        Condensed consolidated balance sheets at June 30, 1997
        and March 31, 1998

        Condensed consolidated statements of operations -
        Three months ended March 31, 1998 and 1997; Nine months ended March 31, 1998 and 1997

        Condensed consolidated statements of stockholders' equity - Nine months ended March 31, 1998

        Condensed consolidated statements of cash flows
        - Nine months ended March 31, 1998 and 1997

        Notes to condensed consolidated financial statements
        - March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information.


Item 6. Exhibits and Reports on Form 8-K


Signatures


                   1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       HOUSECALL MEDICAL RESOURCES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            June 30,
March, 31
                                                                              1997
1998
                                                                          ----------
-----------

(unaudited)


                                              ASSETS
Current assets:
   Cash and cash equivalents                                                $   2,074,000
$     77,000
   Accounts receivable -- less allowance for doubtful accounts of
       $6,394,000 at June 30, 1997 and $6,052,000 at March 31, 1998            28,927,000
27,550,000
   Income taxes receivable                                                      2,368,000
2,820,000
   Deferred income taxes                                                        3,956,000
5,313,000
   Inventory                                                                    1,144,000
1,151,000
   Other current assets                                                         1,125,000
1,387,000
                                                                          ---------------
------------
         Total current assets                                                  39,594,000
38,298,000

Property and equipment, net                                                     9,032,000
9,078,000
Excess of cost of acquired businesses over fair values of net assets acquired  80,192,000
76,105,000
Deferred financing costs                                                        1,361,000
1,079,000
Other assets                                                                      587,000
610,000
                                                                          ---------------
------------
                                                                          $   130,766,000
$ 25,170,000
                                                                          ===============
============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $     5,383,000
$  4,878,000
   Accrued payroll and related expenses                                         7,965,000
7,355,000
   Other accrued liabilities                                                    3,830,000
2,701,000
   Current portion of long-term debt                                            3,517,000
9,503,000
   Current portion of  capital lease obligations                                  759,000
556,000
                                                                          ---------------
------------
      Total current liabilities                                                21,454,000
24,993,000

Long-term debt                                                                 43,214,000
37,943,000
Capital lease obligations                                                       2,053,000
1,648,000
Other long-term liabilities                                                     1,370,000
936,000
Deferred income taxes                                                             828,000
828,000
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 30,000,000 shares authorized,
     10,285,000 and 10,400,000 shares issued and outstanding                      103,000
104,000
   Additional paid-in capital on common stock                                  66,714,000
66,882,000
   Retained earnings (deficit)                                                 (4,970,000)
(8,164,000)
                                                                          ---------------
------------
      Total stockholders' equity                                               61,847,000
58,822,000
                                                                          ---------------
------------
                                                                          $   130,766,000
$125,170,000
                                                                          ===============
============

                                         See accompanying notes.

                                                2
                               HOUSECALL MEDICAL RESOURCES, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (Unaudited)

                                                   Three months ended                 Nine
months ended
                                                         March 31,
March 31,
                                                    1997          1998               1997
1998
                                                 ----------    ----------       ----------
-      ----------


Net revenue                                  $  46,457,000   $  42,035,000    $
143,010,000   $ 135,182,000
Operating expenses:
  Patient care                                  21,184,000      17,797,000
64,303,000      54,257,000
  General and administrative                    26,513,000      22,333,000
74,878,000      74,590,000
  Provision for doubtful accounts                2,585,000       1,084,000
3,645,000       3,228,000
  Depreciation and amortization                    867,000       1,097,000
2,468,000       3,364,000
                                             -------------   -------------    ------------
--  --------------
          Total operating expenses              51,149,000      42,311,000
145,294,000     135,439,000
                                             -------------   -------------    ------------
--  --------------
Income (loss) from operations                   (4,692,000)       (276,000)
(2,284,000)       (257,000)
  Interest expense, net                            615,000       1,517,000
1,676,000       4,309,000
                                             -------------   -------------    ------------
--  --------------
Income (loss) before income taxes and
    extraordinary item                          (5,307,000)     (1,793,000)
(3,960,000)     (4,566,000)
Provision (benefit) for income taxes            (1,737,000)       (537,000)
(1,188,000)     (1,372,000)
                                             -------------   -------------    ------------
--  --------------
Income (loss) before extraordinary item         (3,570,000)     (1,256,000)
(2,772,000)     (3,194,000)
Extraordinary loss from early extinguishment of
     debt, net of $554,000 income tax benefit      167,000               -
902,000              -
                                             -------------   -------------    ------------
--   -------------
Net income (loss)                            $  (3,737,000)   $ (1,256,000)    $
(3,674,000)  $  (3,194,000)
                                             =============    ============
==============  =============

Basic and Diluted Earnings Per Common Share:
Income (loss) per common share:
     Income (loss) before extraordinary item $       (0.35)  $       (0.12)    $
(0.27)   $      (0.31)
     Extraordinary item                              (0.02)             -
(0.09)              -
                                              -------------   -------------    -----------
---   ------------
Net income (loss)                            $       (0.37)  $       (0.12)    $
(0.36)   $      (0.31)
                                             =============    ============
==============  =============

Weighted average common and common
   equivalent shares outstanding                10,223,000     10,400,000
10,220,000       10,384,000
                                             =============    ============
==============  =============

                                              See accompanying notes.

                                                        3

                                        HOUSECALL MEDICAL RESOURCES, INC.

                             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'  EQUITY
                                       (Unaudited)

                                                             Additional     Retained
                                    Common Stock               Paid-in      Earnings
                                 Shares        Amount          Capital      (Deficit)
Total
                             ------------    -----------     ------------   ------------
----------

Balance at June 30, 1997         10,285,000   $  103,000     $ 66,714,000  $ (4,970,000)
$ 61,847,000

Exercise of common stock options    115,000        1,000          168,000
169,000

Net loss                                                                     (3,194,000)
(3,194,000)
                                 ----------   ----------     ------------   ------------
-------------
Balance at  March 31, 1998       10,400,000   $  104,000     $ 66,882,000  $ (8,164,000)
$  58,822,000
                                 ==========   ==========     ============  =============
==============

                                              See accompanying notes.

                                        4
                           HOUSECALL MEDICAL RESOURCES, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                              Nine months
ended
                                                                                 March 31,
                                                                            1997
1998
Operating activities
Net income (loss)                                                    $   (3,674,000)    $
(3,194,000)
Adjustments to reconcile net income (loss)  to net cash
provided (used) by operating activities:
   Depreciation and amortization                                          2,470,000
3,365,000
   Amortization of deferred financing costs                                 289,000
520,000
   Deferred income taxes                                                 (1,373,000)
(1,372,000)
   Extraordinary item                                                       902,000
-
   Changes in operating assets and liabilities:
      Accounts receivable                                                 1,176,000
948,000
      Other current assets and inventory                                    (93,000)
(269,000)
      Accounts payable                                                   (3,048,000)
(505,000)
      Accrued payroll and related expenses and other accrued liabilities  1,057,000
(571,000)
      Income taxes payable / receivable                                     (96,000)
(437,000)
                                                                     --------------     --
-----------
Net cash provided (used) by operating activities                         (2,390,000)
(1,515,000)


Investing activities
Payments for business acquisitions, net of cash acquired                 (5,448,000)
-
Additions to property and equipment                                      (1,216,000)
(1,927,000)
Settlement with sellers of acquired companies                                     -
2,670,000
Other, net                                                                 (618,000)
(597,000)
                                                                     --------------     --
-----------
Net cash provided (used) by investing activities                         (7,282,000)
146,000


Financing activities
Repayments of long-term debt                                                (67,000)
-
Proceeds from issuance of long-term debt                                 13,588,000
-
Refinancing of long-term debt                                            (6,708,000)
-
Proceeds from issuance of common stock                                       53,000
169,000
Principal payments under capital lease obligations                         (563,000)
(608,000)
Deferred financing costs                                                   (804,000)
(189,000)
                                                                     --------------     --
-----------
Net cash provided (used) by financing activities                          5,499,000
(628,000)
                                                                     --------------     --
-----------


Net increase (decreased) in cash and cash equivalents                    (4,173,000)
(1,997,000)
Cash and cash equivalents at beginning of period                          7,785,000
2,074,000
                                                                     --------------     --
-----------
Cash and cash equivalents at end of period                           $    3,612,000     $
77,000
                                                                     ==============
=============

                                          See accompanying notes.

                                   HOUSECALL MEDICAL RESOURCES, INC.

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              (Unaudited)
1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the company's consolidated financial statements and footnotes thereto for the year ended June 30, 1997.

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

3.  Acquisitions

The following unaudited pro forma information for the nine months ended March 31, 1997 is presented as if the fiscal 1997 acquisitions of Messick Homecare and Healthfirst, described in Note 2 to the Company's consolidated financial statements for the year ended June 30, 1997, had been effected as of July 1, 1996. The pro forma information is in thousands, (except per share amounts):

                                                        Nine months ended
                                                          March 31, 1997
                                                        -----------------
Net revenues                                                 $157,230
Income (loss) before extraordinary item                        (3,106)
Net income (loss)                                              (4,008)
Net income (loss) per common share                              (0.36)

4.  Commitments and Contingencies

At July 1, 1997 the Company maintained general and professional liability insurance with independent insurance carriers primarily on an occurrence basis. Beginning August 1, 1997, the Company purchased professional liability insurance with terms which are similar. Prior to August 1, 1996, the Company maintained general and professional liability insurance primarily on a
claims made basis.   Claims based on occurrences during the term of the
policy, but asserted subsequently, would be insured.

Additionally, the Company's risk management system has procedures for identifying and reporting claims on a timely basis. Based on the claims history to date and the risk management system, management believes any incurred but not reported claims at March 31, 1998, would not be material to the Company's financial position or its results of operations.


On August 30, 1996, two lawsuits were filed by certain persons who seek to represent a class of shareholders who purchased shares of the Company's common stock in the April 1996 public offering or in the subsequent after market. In September and November 1996 two additional lawsuits were filed with similar representations. The individual plaintiffs in all four cases allege that they were induced to purchase the Company's stock on the basis of misrepresentations about the Company and its prospects. The complaints assert claims under Section 11, 12(2), and 15 of the Securities Act of 1933. The complaints name as the defendants the Company, its Directors and certain of its then existing officers, and the lead underwriters associated with the public offering. By an order dated December 5, 1996, The
United States District Court for the Northern District of Georgia consolidated all four actions. In January 1997 a Consolidated
Amended Complaint was filed in the Northern District of Georgia.
On March 13, 1997, the Company moved to dismiss the Consolidated
Amended Complaint.  On March 30,1998, the Court granted the
Company's Joint Motion to Dismiss allowing Plaintiffs leave to reopen this case by filing an amended complaint within Thirty (30) days. On April 29,1998, the Plaintiffs filed the Second
Amended Class Action Complaint with the Court. The Company intends to vigorously defend this lawsuit.

The Company is a party to a number of legal actions arising in the ordinary course of its business. In management's opinion, after consultation with legal counsel, settlement of these actions, will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

5.  Intangible Assets
In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of
 ("Statement No. 121"), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that such assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the assets' net book values. Due to the upcoming changes in the Medicare reimbursement program for providers of home health services and the Company's recording of significant recurring losses, the Company is continuing the study to determine the impact as it relates to the carrying value of its long-lived assets. Management expects to complete this study during the next several months. It is reasonably possible that the study may conclude that it is necessary to write down certain assets to their fair market value.


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

Results of Operations

Housecall's results of operations during the three and nine month periods ended March 31, 1998 reflect the performance of the Messick Homecare and Healthfirst acquisitions (collectively referred to as the "Fiscal 1997 Acquisitions") for the entire period, but Housecall's results of operations during the three and nine month periods ended March 31, 1997 reflect the performance of Messick Homecare (which was acquired in November 1996) since acquisition, and does not reflect the performance of Healthfirst
(which was acquired in May 1997).

The following table sets forth, for the periods indicated, selected financial information as a percentage of net revenue:


                                                       Percentage of Net Revenue
                                       ---------------------------------------------------
----
                                       Three months ended                    Nine months
ended
                                             March 31,                            March
31,
                                        1997          1998                 1997
1998
                                      -------        -------             -------         -
------
Net revenue                              100.0 %       100.0 %             100.0 %
100.0%
Operating expenses:
   Patient care                           45.6          42.3                45.0
40.1
   General and administrative             57.0          53.1                52.4
55.2
   Provision for doubtful accounts         5.6           2.6                 2.5
2.4
   Depreciation and amortization           1.9           2.6                 1.7
2.5
                                        -------        -------             -------
-------
        Total operating expenses         110.1         100.6               101.6
100.2
                                        -------        -------             -------
-------
Income (loss) from operations            (10.1)         (0.6)               (1.6)
(0.2)
Interest expense, net                      1.3           3.6                 1.2
3.2
                                        -------        -------             -------
-------
Income (loss) before income taxes and
   extraordinary item                    (11.4)         (4.2)               (2.8)
(3.4)
Provision (benefit) for income taxes      (3.7)         (1.3)               (0.8)
(1.0)
                                        -------        -------             -------
-------
Income (loss) before extraordinary item   (7.7)         (2.9)               (2.0)
(2.4)
Extraordinary item                         0.4           0.0                 0.6
0.0
                                        -------        -------             -------
-------
Net income (loss)                         (8.1) %       (2.9) %             (2.6) %
(2.4)%
                                        =======        =======             =======
=======

Net Revenue.  Net revenue decreased 9.5% in the third quarter of fiscal
1998 to $42.0 million compared to $46.5 million for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, net revenue of $135.2 million was 5.5% lower than the same period in fiscal 1997.
The decrease in net revenue for the third quarter and the first nine months of fiscal 1998 is primarily attributable to a decline in Medicare nursing visits and Medicare cost-based reimbursement resulting from venipuncture being disallowed as a reimbursable procedure and the Company's continuing efforts to reduce costs. The majority of the decrease in nursing net revenue was offset by increases in respiratory therapy/home medical equipment (RT/HME) and management services for the third quarter and the first nine months of fiscal 1998. Infusion therapy revenue for the first nine months of fiscal 1998 was 4.1% below the first nine months of fiscal 1997; however, for the third quarter of fiscal 1998, infusion therapy revenue increased 4.5% over the same period in the prior year.


Patient Care Costs. Patient care costs decreased 16.0% in the third quarter of fiscal 1998 to $17.8 million compared to $21.2 million for the third quarter of fiscal 1997. Patient care costs also decreased 15.6% in the first nine months of fiscal 1998 to $54.3 million from $64.3 million for the same period of fiscal 1997. In each case, the decrease is primarily attributable to the same factors mentioned above with respect to the decrease in net revenue during the period, and the decrease in Medicare nursing visits. As a percentage of net revenue, the decrease in patient care cost reflects the change in the Company's business mix.
RT/HME has a significantly lower patient care cost percentage of net revenue than nursing services, and the management services segment (which experienced increased volume primarily as a result of the May 1997 acquisition of Healthfirst) does not generate any patient care cost.


General and Administrative Expenses. General and administrative expenses decreased 15.8% in the third quarter of fiscal 1998 to $22.3 million compared to $26.5 million for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, general and administrative expenses decreased slightly to $74.6 million from $74.9 million for the comparable period of fiscal 1997, or .4%.
Part of the decrease for the three months ended March 31, 1998 and the first nine months of fiscal 1998 is attributable to staff reductions and cost cutting that was implemented during the first two quarters of fiscal year 1998. Most of that decrease, however, is offset by the fact that all management services expenses are classified as general and administrative and the segment increased as a percentage of net revenues from 3.9% to 10.3% for the nine months ended
March 31, 1998, compared to the period ended March 31, 1997, reflecting the acquisition of Healthfirst.


Provision for Doubtful Accounts. The provision for doubtful accounts for the third quarter and the first nine months of fiscal 1998 was 2.6% and 2.4% of revenues, respectively. The provision was substantially higher in the fiscal 1997 third quarter as a result of the Company's change in business mix whereby cost-based nursing revenue decreased while RT/HME and management services revenue (which incur a higher incident of bad debt) increased. For the nine months ended March 31, 1998 and 1997, the provision for doubtful accounts was comparable.


Depreciation and Amortization Expenses. Depreciation and amortization expense increased to $3.4 million and $1.1 million for the nine months and the third quarter of fiscal 1998, respectively, from $2.5 million and $.9 million in the nine months and the third quarter of fiscal 1997, respectively, primarily due to the Fiscal 1997 Acquisitions.


Interest Expense, Net. Interest expense increased in the third quarter of fiscal 1998 to $1.5 million compared to $.6 million in the third quarter of fiscal 1997. Interest expense increased in the first nine months of fiscal 1998 to $4.3 million compared to $1.7 million for the first nine months of fiscal 1997. The increases are primarily due to additional borrowings incurred in connection with the Fiscal 1997 Acquisitions.


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


The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project within 12 to 15 months but not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project has not been determined and is anticipated to be funded through operating cash flows.
Except for purchases of new software, these costs will be expensed as incurred. There is no assurance that these costs will not have a material effect on the results of operations.


Liquidity and Capital Resources

Management believes that cash flow generated from operations, and available credit lines, will be adequate to enable the Company to fund its operations for at least the next year. In the event operations do not provide sufficient cash flow to fund operations, management intends to obtain financing from alternate sources. Management also recognizes that scheduled debt service payments over the next twelve months will not be achieved in the absence of additional sources of cash. Strategic alternatives are presently being reviewed in order to remedy this situation, and accordingly, management has not included its long-term borrowings in current liabilities.
No assurance can be given that alternative sources of financing will be available or that management will be able to remedy the scheduled debt payment requirements. In addition, delays in reimbursements to the Company by third party payors (or the effect of a Medicare adjustment with respect to a prior period's reimbursement) may cause working capital constraints.

At June 30, 1997, the Company had cash and cash equivalents of $2.1 million and working capital of $18.1 million. At March 31, 1998, these amounts were $.1 million and $13.3 million, respectively. Cash used by operating activities was $1.5 million for the nine months ended March 31, 1998.

The Company's investing activities provided $.1 million cash during the nine months ended March 31, 1998. The investing activities primarily consisted of the settlement with sellers of acquired companies for $2.7 million in cash, and the Company used approximately $1.9 million for additions to property, plant and equipment.

Financing activities used $.6 million of cash during the nine months ended March 31 1998. The most significant component of financing activities were the payments of principal on capital leases.


Part 11.  Other Information
Item 6. Exhibits and Reports on Form 8-K.
(a)  Exhibits

          Exhibit 27 - Financial Data Schedule (for SEC use only)


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Housecall Medical Resources, Inc.
                                                           Registrant)





Date:   May 20, 1998                           by  :     /s/   Fred C. Follmer
                                                       Fred C. Follmer
                                                       Chief Financial Officer